Form 10KSB
period 1997-12-31
COFITRAS ENTERTAINMENT INC
filed 1998-07-16
CIK 789667

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB

                             Annual Report Pursuant
                          to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                            For the fiscal year ended
                                December 31, 1997

                             Commission file number
                                     -------

                          Cofitras Entertainment, Inc.
             (Exact name of registrant as specified in its charter)


            Nevada                                   87-0542172
 (State or other jurisdiction of         (IRS employer identification no.)
      incorporation)

    1155 E. 2100 S., No. 325,                           (801) 483-1864
    Salt Lake City, Utah 84106
Address of principal executive offices)         (Registrant's telephone number,
                                                      including area code)


        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. | | Yes |X| No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of voting stock held by non-affiliates of the registrant at December 31, 1997: The common voting stock of the registrant is not publicly traded and has no readily ascertainable fair market value.

         Issuers revenues for its most recent fiscal year: None.

         Shares outstanding of the registrant's common stock as of June 4, 1998:
59,041,509.

Cofitras Entertainment, Inc.


                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 1997


                                     PART I

Item 1.    Description of Business ..........................................3
Item 2.    Description of Properties ........................................4
Item 3.    Legal Proceedings ................................................4
Item 4.    Submission of Matters to a Vote of Security Holders ..............4

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters ..............................................5
Item 6.    Management's Discussion and Analysis or Plan of Operation ........5
Item 7.    Financial Statements .............................................6
Item 8.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure .........................................6

                                    PART III

Item 9.    Directors and Executive Officers, Promoters and Control
           Persons; Compliance With Section 16(a) of the Exchange Act .......7
Item 10.   Executive Compensation ...........................................7
Item 11.   Security Ownership of Certain Beneficial Owners and Management ...8
Item 12.   Certain Relationships and Related Transactions ...................8
Item 13.   Exhibits and Reports on Form 8-K .................................8

                                     PART I

Item 1. Description of Business.

Business Development

         Cofitras  Entertainment,   Inc.  (the  "Company  or  "Registrant")  was
incorporated in 1986 as Vantage, Inc., a Nevada corporation. In 1995, the Company changed its name from Vantage, Inc. to Cofitras Entertainment, Inc.

         In March 1990, the Company entered into a purchase agreement under which the Company acquired a United States patent dealing with a roof mount for a disk antenna, a patent filed for an antilightning direct burial satellite cable, and certain contracts relating to the patent in exchange for shares of restricted voting common stock which represented a controlling interest in the Company. In December 1990, the Company entered into an exclusive license agreement with a wire manufacturer to manufacture and sell the cable. Thereafter, Company management determined that it would seek other business opportunities due to the lack of sales of its satellite business.

         In September 1992, shares of the Company's outstanding common stock were sold pursuant to an Agreement of Purchase and Sale of Common Stock. The sale of the shares resulted in a change in the control of the Company.

         In November 1992, the Company's Board of Directors declared a 1 for 5 reverse stock split of its outstanding common stock (no other Company securities were outstanding on the date of the split). All references to shares outstanding herein have been adjusted to reflect the effect of the reverse split on a retroactive bases.

Business of Issuer

         The Company has no current business operations. The Company's business plan is to seek one or more potential business ventures that, in the opinion of management, may warrant involvement by the Company. The Company recognizes that because of its limited financial, managerial and other resources, the type of suitable potential business ventures which may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business venture in which it participates rather than to seek immediate, short-term earnings. In seeking to attain the Company's business objective, it will not restrict its search to any particular business or industry, but may participate in business ventures of essentially any kind or nature. It is emphasized that the business objectives discussed are extremely general and are not intended to be restrictive upon the discretion of management.

         The Company will not restrict its search for any specific kind of firms, but may participate in a venture in its preliminary or development stage, may participate in a business that is already in operation or in a business in various stages of its corporate existence. It is impossible to predict at this stage the status of any venture in which the Company may participate, in that the venture may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. In some instances, the business endeavors may involve the acquisition of or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock.

         There is no assurance that the Company will be able to successfully identify and negotiate a suitable potential business venture.

         The Company has no employees. The Company presently maintains its business office at 1155 E. 2100 S., No. 325, Salt Lake City, Utah 84106, which is the home-business office of its President.

Item 2. Description of Properties.

         The Company has no significant assets or operating capital. The current sole officer and director has expressed her intent to borrow funds to the extent possible, to fund the costs of operating the Company until some type of business venture can be completed.

Item 3. Legal Proceedings.

         The Company is not a party to, nor are its properties the subject of, any pending legal proceedings and no such proceedings are known to the Company to be threatened or contemplated by or against it.

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of the security holders during the 4th quarter of the fiscal year covered by this report.




                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.


Market Information

         To the knowledge of current management, their is no public trading market for the Company's common stock.

Holders

         At December 31, 1997, there were approximately 164 holders of record of the Company's common stock.

Dividends

         The Company has not declared any cash dividends within the past two years on its common stock. The Company does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize available funds, if any, for the development of the Company's business.

Item 6. Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Plan of Operation

         The Company has no business operations, and very limited assets or capital resources. The Company's business plan is to seek one or more potential business ventures that, in the opinion of management, may warrant involvement by the Company. The Company recognizes that because of its limited financial, managerial and other resources, the type of suitable potential business ventures which may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business venture in which it participates rather than to seek immediate, short-term earnings. In seeking to attain the Company's business objective, it will not restrict its search to any particular business or industry, but may participate in business ventures of essentially any kind or nature. It is emphasized that the business objectives discussed are extremely general and are not intended to be restrictive upon the discretion of management.

         The Company will not restrict its search for any specific kind of firms, but may participate in a venture in its preliminary or development stage, may participate in a business that is already in operation or in a business in various stages of its corporate existence. It is impossible to predict at this stage the status of any venture in which the Company may participate, in that the venture may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. In some instances, the business endeavors may involve the acquisition of or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock.

         The Company does not have sufficient funding to meet its cash needs. The current sole officer and director has expressed her intent to borrow funds to the extent possible, to fund the costs of operating the Company until a suitable business venture can be completed. Management does not anticipate raising funds during the next twelve months. There is no assurance that the

Company will be able to successfully identify and/or negotiate a suitable potential business venture.

         The Company has experienced net losses during the development stage (April 1989 to present) and has had no significant revenues during such period. During the past two fiscal years the Company has had no business operations. In light of these circumstances, the ability of the Company to continue as a going concern is significantly in doubt. The attached financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Forward-Looking Statements

         When used in this Form 10-K or other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company's executive officers, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

         The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that forward-looking statements involve various risks and uncertainties. The Company does not undertake, and specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statement.

Item 7. Financial Statements

         See attached financial statements.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         The Company is not aware, and has not been advised by its auditors, of any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Identify Directors and Executive Officers

         Set forth below is certain information concerning each of the directors and executive officers of the Company as of June 4, 1998:

                                                                          With
                                                                        Company
      Name            Age                   Position                      Since
      ----            ---                   --------                      -----
Christine Green (1)   43    Chairman, Chief Executive Officer, Chief       1998
                                      Financial Officer and Secretary
---------------

         1. Effective April 16, 1998, Mr. Christian Baumann resigned as the Company's sole officer and director and immediately prior to his resignation appointed Ms. Christine Green as the Company's sole officer and director.

         Christine Green. Ms. Green has been with the Company since April 16, 1998. Since that time she has been the Company's sole officer and director. Ms. Green has principally worked as an independent business consultant for the past five years. Ms. Green holds no other directorships in reporting companies.

Identify Significant Employees

         The Company has no significant employees.

Family Relationships

         None.

Involvement in Certain Legal Proceedings

         Ms. Green has not been involved in any material legal proceedings which occurred within the last five years of any type as described in Regulation S-K.

Compliance With Section 16(a) of the Exchange Act

         The Company does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act. As a result, no reports are required to be filed pursuant to Section 16(a).

Item 10. Executive Compensation

         During the last fiscal year, the Company's officer and director did not receive any salary, wage or other compensation. During the current fiscal year the Company has no present plans to pay compensation to its officers and directors. There are presently no ongoing pension or other plans or arrangements pursuant to which remuneration is proposed to be paid in the future to any of the officers and directors of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of June 4, 1998, for:
(i) each person who is known by the Company to beneficially own more than 5 percent of the Company's common stock, (ii) each of the Company's directors,
(iii) each of the Company's Named Executive Officers, and (iv) all directors and executive officers as a group. As of June 4, 1998, the Company had 59,041,509 shares of common stock outstanding.

   Name and Address                 Shares Beneficially        Percentage of Shares
 of Beneficial Owner(1)                   Owned(2)               Beneficially Owned                    Position
 ----------------------                   --------               ------------------                    --------
Christine Green(3)                       45,410,645                      77%             Chairman, Chief Executive
                                                                                         Officer, Chief Financial Officer
                                                                                         and Secretary

Eversfield Properties, Ltd.              45,410,645                      77%
2120 South 700 East, Suite H254
SLC, Ut. 84106
--------------------------

(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting and investment power with respect to the securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within sixty (60) days, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person.

(3) All of these shares are held in the name of Eversfield Properties, Ltd. Due to a contractual arrangement with Ms. Green, however, Ms. Green is deemed to beneficially own these shares because she currently has the power to dispose or to direct the disposition of such shares.

         For some time Eversfield Properties, Ltd. has been looking for a buyer for its shares. The Company is aware of ongoing negotiations regarding the sale of such shares, although the Company has not been and is not a party to such negotiations. If such sale is completed, it will result in the buyer obtaining control of the Company. Except as noted above, the Company is not aware of any arrangements, the operation of which may at a subsequent date result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.

         None.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits

         Listed on page 10 hereof.

Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 1997.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                        Cofitras Entertainment, Inc.
                                        (Registrant)



Date: July 10, 1998                     By  /s/ Christine Green
                                          ----------------------------
                                          Christine Green
                                          Chairman, Chief Executive Officer,
                                          Chief Financial Officer and Secretary


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                       Title                            Date


/s/ Christine Green      Chairman, Chief Executive Officer,       June 10, 1998
--------------------     Chief Financial Officer and Secretary
Christine Green

                                  EXHIBIT INDEX

  EXHIBIT NO.                  DESCRIPTION OF EXHIBIT


    3.1     Articles of Incorporation of the Company

    3.2     Certificate of Amendment to Articles of Incorporation of the Company

    3.3     Bylaws of the Company

     23     Consent of Independent Auditors

     27     Financial Data Schedule

                          COFITRAS ENTERTAINMENT, INC.
                      (A Company in the Development Stage)


                          INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report............................................. F-2

Balance Sheets........................................................... F-3

Statements of Operations................................................. F-4

Statements of Stockholders' Equity (Deficit)............................. F-5

Statements of Cash Flows................................................. F-7

Notes to the Financial Statements.........................................F-9

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Cofitras Entertainment, Inc.
Salt Lake City, Utah


We have audited the accompanying balance sheets of Cofitras Entertainment, Inc. (a development stage company) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1997, 1996 and 1995 and from inception on April 12, 1989 through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cofitras Entertainment, Inc. as of December 31, 1997 and 1996 and the result of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995 and from inception on April 12, 1989 through December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company with no significant operating revenues to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Jones, Jensen & Company
Salt Lake City, Utah
June 18, 1998




                                           COFITRAS ENTERTAINMENT, INC.
                                           (A Development Stage Company)
                                                  Balance Sheets


                                                      ASSETS

                                                                                        December 31,
                                                                         ----------------------------------
                                                                               1997                 1996
                                                                         --------------        --------------
CURRENT ASSETS

   Cash and cash equivalents                                             $          -          $          -
                                                                         --------------        --------------
       Total Current Assets                                                         -                     -
                                                                         --------------        --------------
       TOTAL ASSETS                                                      $          -          $          -
                                                                         ==============        ==============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                      $        9,690       $         7,327
                                                                         --------------        --------------
       Total Current Liabilities                                                  9,690                 7,327
                                                                         --------------        --------------
       Total Liabilities                                                          9,690                 7,327
                                                                         --------------        --------------
STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.001 par value, 300,000,000
    shares authorized, 59,041,509,  and 59,041,509
    shares issued and outstanding, respectively                                  59,041                59,041
   Capital in excess of par value                                               124,199               124,199
   Deficit accumulated during the development stage                            (192,930)             (190,567)
                                                                         --------------        --------------
       Total Stockholders' Equity (Deficit)                                      (9,690)               (7,327)
                                                                         --------------        --------------
       TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIT)                                                $          -          $          -
                                                                         ==============        ==============


              The accompanying notes are an integral part of these
                             financial statements.



                                             COFITRAS ENTERTAINMENT, INC.
                                             (A Development Stage company)
                                               Statements of Operations

                                                                                                        From
                                                                                                     Inception on
                                                                                                       April 12,
                                                                                                      1989 Through
                                                 For the Years Ended December 31,                     December 31,
                                        1997                  1996                  1995                  1997
                                 ---------------       ---------------       ---------------       ---------------

REVENUE                          $           -         $           -         $           -         $           -

EXPENSES                                     -                     -                     -                     -

LOSS ON DISCONTINUED
 OPERATIONS                               (2,363)                  -                 (43,778)             (192,930)
                                 ---------------       ---------------       ---------------       ---------------
NET LOSS                         $        (2,363)      $           -         $       (43,778)      $      (192,930)
                                 ===============       ===============       ===============       ===============
LOSS PER COMMON
 SHARE                           $         (0.00)      $         (0.00)      $         (0.00)
                                 ===============       ===============       ===============
WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                          59,041,509            59,041,509            59,041,509
                                 ===============       ===============       ===============

              The accompanying notes are an integral part of these
                             financial statements.


                                             COFITRAS ENTERTAINMENT, INC.
                                             (A Development Stage Company)
                                     Statements of Stockholders' Equity (Deficit)
                              From Inception on April 12, 1989 through December 31, 1997


                                                                                                                   Deficit
                                                                                                                 Accumulated
                                                                                             Capital in          During the
                                                                             Common            Excess of         Development
                                                         Shares              Stock             Par Value            Stage
                                                     -------------     ---------------    ----------------    ----------------
Balance at inception on
   April 12, 1989                                        1,805,200     $         1,805    $         21,418    $            -

Net loss for the period ended
   December 31, 1989                                           -                   -                   -                (9,218)
                                                     -------------     ---------------    ----------------    ----------------
Balance, December 31, 1989                               1,805,200               1,805              21,418              (9,218)

Common stock issued for patent
   rights at $0.00 per share on
   March 26, 1990                                       10,903,990              10,904              (9,904)                -

Common stock issued for cash
   at $0.003 per share on
   April 25, 1990                                        1,848,874               1,849              24,651                 -

Common stock issued for cash
   at $0.10 per share on
   December 4, 1990                                         10,000                  10               4,990                 -

Net loss for the year ended
   December 31, 1990                                           -                   -                   -               (41,969)
                                                     -------------     ---------------    ----------------    ----------------
Balance, December 31, 1990                              14,568,064              14,568              41,155             (51,187)

Common stock issued for services
   rendered at $0.015 per share
   during 1991                                             100,000                 100               1,400                 -

Net loss for the year ended
   December 31, 1991                                           -                   -                   -                (9,977)
                                                     -------------     ---------------    ----------------    ----------------
Balance, December 31, 1991                              14,668,064     $        14,668    $         42,555    $        (61,164)
                                                     -------------     ---------------    ----------------    ----------------

              The accompanying notes are an integral part of these
                             financial statements.




                                                  COFITRAS ENTERTAINMENT, INC.
                                                 (A Development Stage Company)
                                    Statements of Stockholders' Equity (Deficit) (Continued)
                                   From Inception on April 12, 1989 through December 31, 1997

                                                                                                                    Deficit
                                                                                                                  Accumulated
                                                                                              Capital in           During the
                                                                             Common            Excess of          Development
                                                          Shares              Stock            Par Value             Stage
                                                     -------------     ---------------    ----------------    ----------------
Balance, December 31, 1991                              14,668,064     $        14,668    $         42,555    $        (61,164)

Common stock issued for cash and
   assets contributed by shareholders
   during 1992 at approximately $0.001
   per share                                            40,000,000              40,000              (3,971)                -

Net loss for the year ended
   December 31, 1992                                           -                   -                   -                (6,370)
                                                     -------------     ---------------    ----------------    ----------------
Balance, December 31, 1992                              54,668,064              54,668              38,584             (67,534)

Additional capital contributed                                 -                   -                46,710                 -

Net loss for the year ended
   December 31, 1993                                           -                   -                   -               (79,255)
                                                     -------------     ---------------    ----------------    ----------------
Balance, December 31, 1993                              54,668,064              54,668              85,294            (146,789)

Net loss for the year ended
   December 31, 1994                                           -                   -                   -                   -
                                                     -------------     ---------------    ----------------    ----------------
Balance, December 31, 1994                              54,668,064              54,668              85,294            (146,789)

Additional capital contributed                                 -                   -                35,778                 -

Common stock issued for services
 valued at $0.002 per share                              4,373,445               4,373               3,127                 -

Net loss for the year ended
   December 31, 1995                                           -                   -                   -               (43,778)
                                                     -------------     ---------------    ----------------    ----------------
Balance, December 31, 1995                              59,041,509              59,041             124,199            (190,567)

Net loss for the year ended
   December 31, 1996                                           -                   -                   -                   -
                                                     -------------     ---------------    ----------------    ----------------
Balance, December 31, 1996                              59,041,509              59,041             124,199            (190,567)

Net loss for the year ended
   December 31, 1997                                           -                   -                   -                (2,363)
                                                     -------------     ---------------    ----------------    ----------------
Balance, December 31, 1997                              59,041,509     $        59,041    $        124,199    $       (192,930)
                                                     =============     ===============    ================    ================

              The accompanying notes are an integral part of these
                             financial statements.




                                               COFITRAS ENTERTAINMENT, INC.
                                               (A Development Stage Company)
                                                 Statements of Cash Flows
                                                                                                                   From
                                                                                                               Inception on
                                                                                                                  April 12,
                                                                                                                1989 Through
                                                         For the Years Ended December 31,                       December 31,
                                                         1997              1996                1995                 1997
                                                   -------------      -----------         -------------       ---------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
   Income (loss) from operations                   $      (2,363)     $       -           $     (43,778)      $      (192,930)
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
     Amortization                                            -                -                     -                   1,183
     Common stock issued for services                        -                -                   7,500                 9,000
   Changes in operating assets and liabilities:
     Decrease (increase) in other assets                     -                -                     -                  11,029
     Increase (decrease) in shareholder
      payable                                                -                -                     -                  (3,003)
     Increase (decrease) in accounts
      payable                                              2,363              -                     500                12,193
                                                   -------------      -----------         -------------       ---------------
       Net Cash Used by Operating
        Activities                                           -                -                 (35,778)             (162,528)
                                                   -------------      -----------         -------------       ---------------
CASH FLOWS FROM INVESTING
 ACTIVITIES:

   Cash acquired upon reorganization
    of Company                                               -                -                     -                  23,540
                                                   -------------      -----------         -------------       ---------------
       Net Cash Provided by Investing
        Activities                                           -                -                     -                  23.540
                                                   -------------      -----------         -------------       ---------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:

   Issuance of common stock for cash                         -                -                     -                  56,500
   Additional capital contributed                            -                -                  35,778                82,488
                                                   -------------      -----------         -------------       ---------------
       Net Cash Provided by Financing
        Activities                                           -                -                  35,778               138,988
                                                   -------------      -----------         -------------       ---------------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                        -                -                     -                     -

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                         -                -                     -                     -
                                                   -------------      -----------         -------------       ---------------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $         -        $       -           $         -         $           -
                                                   =============      ===========         =============       ===============

              The accompanying notes are an integral part of these
                             financial statements.




                                               COFITRAS ENTERTAINMENT, INC.
                                               (A Development Stage Company)
                                                 Statements of Cash Flows
                                                                                                              From
                                                                                                          Inception on
                                                                                                           April 12,
                                                                                                          1989 Through
                                                       For the Years Ended December 31,                   December 31,
                                                  1997               1996               1995                  1997
                                            ------------        -------------       ------------        --------------
Cash Paid For:

   Interest                                 $         -         $         -         $        -          $          -
   Income taxes                             $         -         $         -         $        -          $          -

Non-Cash Financing Activities:

   Issuance of common stock for
    contract costs                          $         -         $         -         $        -          $        11,029
   Issuance of common stock for
    patent rights                           $         -         $         -         $        -          $         1,000
   Issuance of common stock for
    services                                $         -         $         -         $        -          $         9,000


              The accompanying notes are an integral part of these
                             financial statements.

                          COFITRAS ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        December 31, 1997, 1996 and 1995


NOTE 1 -      SIGNIFICANT ACCOUNTING POLICIES

              Organization

              The Company was incorporated on April 12, 1989 in the State of Nevada. This corporation is considered a development stage enterprise whose principal business activity will be to seek potential business ventures and assets which may warrant involvement or purchase by the Company.

              In September 1992, shares of the Company's outstanding common stock were sold pursuant to an Agreement of Purchase and Sale of Common Stock. The sale of the shares resulted in a change in the control of the Company.

              The Company is pursuing new business opportunities through merger or purchase of existing, operating companies.

              a.  Accounting Method

              The Company's financial statements are prepared using the accrual method of accounting. The Company has selected a calendar year end.

              b.  Cash Equivalents

              The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

              c.  Income Taxes

              No provision for income taxes has been accrued because the Company has incurred losses from inception. The Company has elected a December 31 year end and has a net operating loss carryover of approximately $192,000 for both books and taxes, which expires in 2012.

              d.  Loss per Share

              The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements.

              e.  Reverse Stock Split

              In November 1992, the Company reverse split its shares of common stock on a 1-for-5 basis. All references to shares outstanding and earnings per share have been adjusted to reflect the effect of the reverse split on a retroactive basis.

                          COFITRAS ENTERTAINMENT, INC.
                          (A Development Stage Company)
                       Notes to the Financial Statements
                        December 31, 1997, 1996 and 1995


NOTE 1 -      SIGNIFICANT ACCOUNTING POLICES (Continued)

              f.  Dividends

              The Company has not at the present time, paid any dividends to the shareholders of its common stock and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

              g.  Use of Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 -      GOING CONCERN

              The accompanying financial statement shave been prepared assuming the Company will continue as a going concern. The Company has been in the development stage since its inception and does not have a significant operating history. In order to carry out its operating plans, the Company will need to obtain additional funding from outside sources. The Company is pursuing new business opportunities through merger or purchase of existing, operating companies. Due to the extremely limited assets and resources of the Company, no assurance can be given that the Company will be successful in its pursuit of new business opportunities.

NOTE 3 -      RELATED PARTY TRANSACTIONS

              During 1993, a shareholder of the Company paid $46,710 for expenses incurred by the Company. The full amount was treated as additional paid-in capital at December 31, 1993. During 1995, a shareholder of the Company paid $35,778 for expenses incurred by the Company. The full amount was treated as additional paid-in capital at December 31, 1995.