Form 10QSB
period 1998-03-31
COFITRAS ENTERTAINMENT INC
filed 1998-07-16
CIK 789667

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1998

                        Commission File Number 33-3328-D

                          COFITRAS ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)


             Nevada                                     87-0542172
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)


              1155 E. 2100 S., No. 325, Salt Lake City, Utah 84106
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (801) 483-1864
              (Registrant's telephone number, including area code)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [ ] Yes [X] No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of June 4, 1998: 59,041,509.

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                           COFITRAS ENTERTAINMENT, INC.
                                           (A Development Stage Company)
                                                  Balance Sheets


                                                      ASSETS

                                                                              March 31,           December 31,
                                                                               1998                  1997
                                                                         -----------------     -----------------
                                                                            (Unaudited)
CURRENT ASSETS

   Cash                                                                  $          -          $          -
                                                                         -----------------     -----------------

     Total Current Assets                                                           -                     -
                                                                         -----------------     -----------------

     TOTAL ASSETS                                                        $          -          $          -
                                                                         =================     =================

                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                      $          10,195     $           9,690
                                                                         -----------------     -----------------

     Total Current Liabilities                                                      10,195                 9,690
                                                                         -----------------     -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock 300,000,000 shares authorized, at
    $0.001 par value; 59,041,509 and 59,041,509 shares
    shares issued and outstanding, respectively                                     59,041                59,041
   Additional paid-in capital                                                      124,199               124,199
   Deficit accumulated during the development stage                               (193,435)             (192,930)
                                                                         -----------------     -----------------

     Total Stockholders' Equity (Deficit)                                          (10,195)               (9,690)
                                                                         -----------------     -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                                                  $          -          $          -
                                                                         =================     =================

               The accompanying notes are an integral part of the
                             financial statements.



                                           COFITRAS ENTERTAINMENT, INC.
                                           (A Development Stage Company)
                                             Statements of Operations
                                                    (Unaudited)


                                                                                                     From
                                                                                                 Inception on
                                                                                                   April 12,
                                                              For the Three                         1989 to
                                                          Months ended March 31,                   March 31,
                                                          1998                 1997                  1998
                                                   ------------------    -----------------     ----------------

REVENUES                                           $           -         $          -          $          -
                                                   ------------------    -----------------     ----------------

EXPENSES                                                       -                    -                     -
                                                   ------------------    -----------------     ----------------

LOSS FROM DISCONTINUED
 OPERATIONS                                                      (505)              -                   (193,435)
                                                   ------------------    -----------------     -----------------

NET LOSS                                           $             (505)   $          -          $        (193,435)
                                                   ==================    =================     =================

NET LOSS PER SHARE                                 $            (0.00)   $            0.00
                                                   ==================    =================

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                              59,041,509           59,041,509
                                                   ==================    =================

               The accompanying notes are an integral part of the
                             financial statements.


                                           COFITRAS ENTERTAINMENT, INC.
                                           (A Development Stage Company)
                                   Statements of Stockholders' Equity (Deficit)
                              From Inception on April 12, 1989 through March 31, 1998


                                                                                                               Deficit
                                                                                                             Accumulated
                                                                                         Capital in          During the
                                                                         Common          Excess of           Development
                                                   Shares                Stock           Par Value              Stage
                                            ------------------    ----------------    ---------------     ---------------
Balance at inception on
   April 12, 1989                                    1,805,200    $          1,805    $        21,418     $        -

Net loss for the period ended
   December 31, 1989                                    -                   -                  -                   (9,218)
                                            ------------------    ----------------    ---------------     ---------------

Balance, December 31, 1989                           1,805,200               1,805             21,418              (9,218)

Common stock issued for patent
   rights at $0.00 per share on
   March 26, 1990                                   10,903,990              10,904             (9,904)             -

Common stock issued for cash
   at $0.003 per share on
   April 25, 1990                                    1,848,874               1,849             24,651              -

Common stock issued for cash
   at $0.10 per share on
   December 4, 1990                                     10,000                  10              4,990              -

Net loss for the year ended
   December 31, 1990                                    -                   -                  -                  (41,969)
                                            ------------------    ----------------    ---------------     ---------------

Balance, December 31, 1990                          14,568,064              14,568             41,155             (51,187)

Common stock issued for services
   rendered at $0.015 per share
   during 1991                                         100,000                 100              1,400              -

Net loss for the year ended
   December 31, 1991                                    -                   -                  -                   (9,977)
                                            ------------------    ----------------    ---------------     ---------------

Balance, December 31, 1991                          14,668,064    $         14,668    $        42,555     $       (61,164)
                                            ------------------    ----------------    ---------------     ---------------

               The accompanying notes are an integral part of the
                             financial statements.



                          COFITRAS ENTERTAINMENT, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
             From Inception on April 12, 1989 through March 31, 1998

                                                                                                              Deficit
                                                                                                            Accumulated
                                                                                         Capital in          During the
                                                                       Common            Excess of          Development
                                                  Shares               Stock             Par Value             Stage
                                            ------------------    ----------------    ---------------     ---------------
Balance, December 31, 1991                          14,668,064    $         14,668    $        42,555     $       (61,164)

Common stock issued for cash and
   assets contributed by shareholders
   during 1992 at approximately $0.001
   per share                                        40,000,000              40,000             (3,971)             -

Net loss for the year ended
   December 31, 1992                                    -                   -                  -                   (6,370)
                                            ------------------    ----------------    ---------------     ---------------

Balance, December 31, 1992                          54,668,064              54,668             38,584             (67,534)

Additional capital contributed                          -                   -                  46,710              -

Net loss for the year ended
   December 31, 1993                                    -                   -                  -                  (79,255)
                                            ------------------    ----------------    ---------------     ---------------

Balance, December 31, 1993                          54,668,064              54,668             85,294            (146,789)

Net loss for the year ended
   December 31, 1994                                    -                   -                  -                   -
                                            ------------------    ----------------    ---------------     ---------------

Balance, December 31, 1994                          54,668,064              54,668             85,294            (146,789)

Additional capital contributed                          -                   -                  35,778              -

Common stock issued for services
 valued at $0.002 per share                          4,373,445               4,373              3,127              -

Net loss for the year ended
   December 31, 1995                                    -                   -                  -                  (43,778)
                                            ------------------    ----------------    ---------------     ---------------

Balance, December 31, 1995                          59,041,509              59,041            124,199            (190,567)

Net loss for the year ended
   December 31, 1996                                    -                   -                  -                   -
                                            ------------------    ----------------    ---------------     ---------------

Balance, December 31, 1996                          59,041,509    $         59,041    $       124,199     $      (190,567)
                                            ------------------    ----------------    ---------------     ---------------

               The accompanying notes are an integral part of the
                             financial statements.



                          COFITRAS ENTERTAINMENT, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
             From Inception on April 12, 1989 through March 31, 1998


                                                                                                             Deficit
                                                                                                           Accumulated
                                                                                         Capital in         During the
                                                                        Common           Excess of          Development
                                                   Shares               Stock            Par Value             Stage
                                            ------------------    ----------------    ---------------     ---------------
Balance, December 31, 1996                          59,041,509    $         59,041    $       124,199     $      (190,567)

Net loss for the year ended
   December 31, 1997                                    -                   -                  -                   (2,363)
                                            ------------------    ----------------    ---------------     ---------------

Balance, December 31, 1997                          59,041,509              59,041            124,199            (192,930)

Net loss for the three months ended
 December 31, 1998 (unaudited)                          -                   -                  -                     (505)
                                            ------------------    ----------------    ---------------     ---------------

Balance, March 31, 1998 (unaudited)                 59,041,509    $         59,041    $       124,199     $      (193,435)
                                            ==================    ================    ===============     ===============

               The accompanying notes are an integral part of the
                             financial statements.



                          COFITRAS ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                                                                                 From
                                                                                             Inception on
                                                                                               April 12,
                                                        For the Three                            1989 to
                                                    Months ended March 31,                      March 31,
                                                    1998                  1997                   1998
                                               -----------------     -----------------    ------------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:

   Income (loss) from operations               $            (505)    $          -         $         (193,435)
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
     Amortization                                         -                     -                      1,183
     Common stock issued for services                     -                     -                      9,000
   Changes in operating assets and liabilities:
     Decrease (increase) in other assets                  -                     -                     11,029
     Increase (decrease) in shareholder
      payable                                             -                     -                     (3,003)
     Increase (decrease) in accounts
      payable                                                505                -                     12,698
                                               -----------------     -----------------    ------------------

       Net Cash Used by Operating
        Activities                                        -                     -                   (162,528)
                                               -----------------     -----------------    ------------------

CASH FLOWS FROM INVESTING
 ACTIVITIES:

   Cash acquired upon reorganization
    of Company                                            -                     -                     23,540
                                               -----------------     -----------------    ------------------

       Net Cash Provided by Investing
        Activities                                        -                     -                     23,540
                                               -----------------     -----------------    ------------------

CASH FLOWS FROM FINANCING
 ACTIVITIES:

   Issuance of common stock for cash                      -                     -                     56,500
   Additional capital contributed                         -                     -                     82,488
                                               -----------------     -----------------    ------------------

       Net Cash Provided by Financing
        Activities                             $          -          $          -         $          138,988
                                               -----------------     -----------------    ------------------

               The accompanying notes are an integral part of the
                             financial statements.



                          COFITRAS ENTERTAINMENT, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)

                                                                                                 From
                                                                                              Inception on
                                                                                              April 12,
                                                          For the Three                         1989 to
                                                    Months ended March 31,                      March 31,
                                                    1998                  1997                   1998
                                               -----------------     -----------------    -----------------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                          $          -          $          -         $           -

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                    -                     -                     -
                                               -----------------     -----------------    -----------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $          -          $          -         $           -
                                               =================     =================    =================


Cash Paid For:

   Interest                                    $          -          $          -         $           -
   Income taxes                                $          -          $          -         $           -

Non-Cash Financing Activities:

   Issuance of common stock for
    contract costs                             $          -          $          -         $           11,029
   Issuance of common stock for
    patent rights                              $          -          $          -         $            1,000
   Issuance of common stock for
    services                                   $          -          $          -         $            9,000

               The accompanying notes are an integral part of the
                             financial statements.

                          COFITRAS ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 1998 and December 31, 1997


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

              c.  Income Taxes

              No provision for income taxes has been accrued because the Company has incurred losses from inception. The Company has elected a December 31 year end and has a net operating loss carryover of approximately $193,000 for both books and taxes, which expires in 2013.

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

                          COFITRAS ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 1998 and December 31, 1997


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

              h.  Unaudited Financial Statements

              The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

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

Forward-Looking Statements

         When used in this Form 10-Q or other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company's executive officers, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to Vote of Securityholders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)
                                INDEX TO EXHIBITS

    EXHIBIT NO.                          DESCRIPTION OF EXHIBIT


         3.1 Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company's Form 10-K, dated December 31, 1997).

         3.2 Certificate of Amendment to Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.2 of the Company's Form 10-K, dated December 31, 1997).

         3.3 Bylaws of the Company (Incorporated by reference to Exhibit 3.3 of the Company's Form 10-K, dated December 31, 1997).

         27            Financial Data Schedule


         (b)      Reports on Form 8-K:

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           COFITRAS ENTERTAINMENT, INC.
                                           (Registrant)



Date: July 10, 1998                        By /s/ Christine Green
                                              -------------------------------
                                              Christine Green
                                              Chairman, Chief Executive Officer
                                              and Chief Financial Officer