Form 10QSB
period 1998-06-30
COFITRAS ENTERTAINMENT INC
filed 1998-08-13
CIK 789667

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1998

                        Commission File Number 33-3328-D

                          COFITRAS ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)


                 Nevada                                     87-041035
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

                                                     Yes   X  No
                                                 ----    ----

         State the number of shares outstanding of each of the issuer's classes of common equity, as of August 11, 1998: 59,041,509.



                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                           COFITRAS ENTERTAINMENT, INC.
                                           (A Development Stage Company)
                                                  Balance Sheets


ASSETS

                                                                              June 30,           December 31,
                                                                               1998                  1997
                                                                         -----------------     ----------------
                                                                            (Unaudited)
CURRENT ASSETS
   Cash                                                                  $           3,485     $          -
                                                                         -----------------     -----------------
     Total Current Assets                                                            3,485                -
                                                                         -----------------     -----------------

     TOTAL ASSETS                                                        $           3,485     $          -
                                                                         =================     =================

                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                      $          10,616     $           9,690
   Note payable - related party                                                      5,000                -
                                                                         -----------------     -----------------

     Total Current Liabilities                                                      15,616                 9,690
                                                                         -----------------     -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock 300,000,000 shares authorized, at
    $0.001 par value; 59,041,509 and 59,041,509 shares
    shares issued and outstanding, respectively                                     59,041                59,041
   Additional paid-in capital                                                      124,199               124,199
   Deficit accumulated during the development stage                               (195,371)             (192,930)
                                                                         -----------------     -----------------

     Total Stockholders' Equity (Deficit)                                          (12,131)               (9,690)
                                                                         -----------------     -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                                                  $           3,485     $          -
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



                                                COFITRAS ENTERTAINMENT, INC.
                                                (A Development Stage Company)
                                                  Statements of Operations
                                                         (Unaudited)


                                                                                                                From
                                                                                                            Inception on
                                                                                                              April 12,
                                             For the Three                         For the Six                 1989 to
                                           Months ended June 30,               Months ended June 30,           June 30,
                                          1998              1997             1998              1997              1998
                                      -------------    --------------    -------------    --------------    -------------

REVENUES                              $      -         $       -         $      -         $       -         $      -
                                      -------------    --------------    -------------    --------------    -------------

EXPENSES                                     -                 -                -                 -                -
                                      -------------    --------------    -------------    --------------    -------------

LOSS FROM DISCONTINUED
 OPERATIONS                                  (1,936)           -                (2,441)           -              (195,371)
                                      -------------    --------------    -------------    --------------    -------------

NET LOSS                              $      (1,936)   $       -         $      (2,441)   $       -         $    (195,371)
                                      =============    ==============    =============    ==============    =============

NET LOSS PER SHARE                    $       (0.00)   $         0.00    $       (0.00)   $         0.00
                                      =============    ==============    =============    ==============

WEIGHTED AVERAGE SHARES
 OUTSTANDING                             59,041,509        59,041,509       59,041,509        59,041,509
                                      =============    ==============    =============    ==============








               The accompanying notes are an integral part of the
                             financial statements.



                          COFITRAS ENTERTAINMENT, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
             From Inception on April 12, 1989 through June 30, 1998


                                                                                                                   Deficit
                                                                                                                 Accumulated
                                                                                             Capital in           During the
                                                                            Common            Excess of           Development
                                                     Shares                 Stock             Par Value              Stage
                                                 -----------------     ---------------    ----------------    ----------------
Balance at inception on
   April 12, 1989                                        1,805,200     $         1,805    $         21,418    $         -

Net loss for the period ended
   December 31, 1989                                        -                   -                   -                   (9,218)
                                                 -----------------     ---------------    ----------------    ----------------

Balance, December 31, 1989                               1,805,200               1,805              21,418              (9,218)

Common stock issued for patent
   rights at $0.00 per share on
   March 26, 1990                                       10,903,990              10,904              (9,904)             -

Common stock issued for cash
   at $0.003 per share on
   April 25, 1990                                        1,848,874               1,849              24,651              -

Common stock issued for cash
   at $0.10 per share on
   December 4, 1990                                         10,000                  10               4,990              -

Net loss for the year ended
   December 31, 1990                                        -                   -                   -                  (41,969)
                                                 -----------------     ---------------    ----------------    ----------------

Balance, December 31, 1990                              14,568,064              14,568              41,155             (51,187)

Common stock issued for services
   rendered at $0.015 per share
   during 1991                                             100,000                 100               1,400              -

Net loss for the year ended
   December 31, 1991                                        -                   -                   -                   (9,977)
                                                 -----------------     ---------------    ----------------    ----------------

Balance, December 31, 1991                              14,668,064     $        14,668    $         42,555    $        (61,164)
                                                 -----------------     ---------------    ----------------    ----------------

               The accompanying notes are an integral part of the
                             financial statements.



                          COFITRAS ENTERTAINMENT, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
             From Inception on April 12, 1989 through June 30, 1998

                                                                                                                  Deficit
                                                                                                                Accumulated
                                                                                             Capital in          During the
                                                                            Common            Excess of         Development
                                                      Shares                Stock             Par Value             Stage
                                                 -----------------     ---------------    ----------------    ----------------
Balance, December 31, 1991                              14,668,064     $        14,668    $         42,555    $        (61,164)

Common stock issued for cash and
   assets contributed by shareholders
   during 1992 at approximately $0.001
   per share                                            40,000,000              40,000              (3,971)             -

Net loss for the year ended
   December 31, 1992                                        -                   -                   -                   (6,370)
                                                 -----------------     ---------------    ----------------    ----------------

Balance, December 31, 1992                              54,668,064              54,668              38,584             (67,534)

Additional capital contributed                              -                   -                   46,710              -

Net loss for the year ended
   December 31, 1993                                        -                   -                   -                  (79,255)
                                                 -----------------     ---------------    ----------------    ----------------

Balance, December 31, 1993                              54,668,064              54,668              85,294            (146,789)

Net loss for the year ended
   December 31, 1994                                        -                   -                   -                   -
                                                 -----------------     ---------------    ----------------    -----------

Balance, December 31, 1994                              54,668,064              54,668              85,294            (146,789)

Additional capital contributed                              -                   -                   35,778              -

Common stock issued for services
 valued at $0.002 per share                              4,373,445               4,373               3,127              -

Net loss for the year ended
   December 31, 1995                                        -                   -                   -                  (43,778)
                                                 -----------------     ---------------    ----------------    ----------------

Balance, December 31, 1995                              59,041,509              59,041             124,199            (190,567)

Net loss for the year ended
   December 31, 1996                                        -                   -                   -                   -
                                                 -----------------     ---------------    ----------------    -----------

Balance, December 31, 1996                              59,041,509     $        59,041    $        124,199    $       (190,567)
                                                 -----------------     ---------------    ----------------    ----------------

               The accompanying notes are an integral part of the
                             financial statements.


                          COFITRAS ENTERTAINMENT, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
             From Inception on April 12, 1989 through June 30, 1998


                                                                                                                  Deficit
                                                                                                                Accumulated
                                                                                             Capital in          During the
                                                                             Common           Excess of          Development
                                                      Shares                 Stock           Par Value              Stage
                                                 -----------------     ---------------    ----------------    ----------------
Balance, December 31, 1996                              59,041,509     $        59,041    $        124,199    $       (190,567)

Net loss for the year ended
   December 31, 1997                                        -                   -                   -                   (2,363)
                                                 -----------------     ---------------    ----------------    ----------------

Balance, December 31, 1997                              59,041,509              59,041             124,199            (192,930)

Net loss for the six months ended
 June 30, 1998 (unaudited)                                  -                   -                   -                   (2,441)
                                                 -----------------     ---------------    ----------------    ----------------

Balance, June 30, 1998 (unaudited)                      59,041,509     $        59,041    $        124,199    $       (195,371)
                                                 =================     ===============    ================    ================

               The accompanying notes are an integral part of the
                             financial statements.



                          COFITRAS ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                                                   From
                                                                                                                Inception on
                                                                                                                  April 12,
                                                 For the Three                        For the Six                  1989 to
                                               Months ended June 30,              Months ended June 30,            June 30,
                                              1998              1997             1998              1997              1998
                                          -------------     -------------    -------------     -------------    --------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
   Income (loss) from operations          $      (1,936)    $      -         $      (2,441)    $      -         $     (195,371)
   Adjustments to reconcile net
    income to net cash provided
    by operating activities:
     Amortization                                -                 -                -                 -                  1,183
     Common stock issued for services            -                 -                -                 -                  9,000
   Changes in operating assets and liabilities:
     Decrease (increase) in other
      assets                                     -                 -                -                 -                 11,029
     Increase (decrease) in
        shareholder payable                      -                 -                -                 -                 (3,003)
     Increase (decrease) in
      accounts payable                              421            -                   926            -                 13,119
                                          -------------     -------------    -------------     -------------    --------------

       Net Cash Used by Operating
        Activities                               (1,515)           -                (1,515)           -               (164,043)
                                          -------------     -------------    -------------     -------------    --------------

CASH FLOWS FROM INVESTING
 ACTIVITIES:

   Cash acquired upon reorganization
    of Company                                   -                 -                -                 -                 23,540
                                          -------------     -------------    -------------     -------------    --------------

       Net Cash Provided by Investing
        Activities                               -                 -                -                 -                 23,540
                                          -------------     -------------    -------------     -------------    --------------

CASH FLOWS FROM FINANCING
 ACTIVITIES:

   Borrowing from related party                   5,000            -                 5,000            -                  5,000
   Issuance of common stock for cash             -                 -                -                 -                 56,500
   Additional capital contributed                -                 -                -                 -                 82,488
                                          -------------     -------------    -------------     -------------    --------------

       Net Cash Provided by Financing
        Activities                        $       5,000     $      -         $       5,000     $      -         $      143,988
                                          -------------     -------------    -------------     -------------    --------------

               The accompanying notes are an integral part of the
                             financial statements.



                          COFITRAS ENTERTAINMENT, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                                                From
                                                                                                            Inception on
                                                                                                              April 12,
                                               For the Three                     For the Six                   1989 to
                                            Months ended June 30,             Months ended June 30,            June 30,
                                          1998              1997             1998              1997              1998
                                      -------------    --------------    -------------    --------------    -------------
INCREASE (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS                          $       3,485    $       -         $       3,485    $       -         $       3,485

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                      -                 -                -                 -                -
                                      -------------    --------------    -------------    --------------    -------------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                     $       3,485    $       -         $       3,485    $       -         $       3,485
                                      =============    ==============    =============    ==============    =============

Cash Paid For:

   Interest                           $      -         $       -         $      -         $       -         $      -
   Income taxes                       $      -         $       -         $      -         $       -         $      -

Non-Cash Financing Activities:

   Issuance of common stock for
    for contract costs                $      -         $       -         $      -         $       -         $      -
   Issuance of common stock for
    patent rights                     $      -         $       -         $      -         $       -         $      -
   Issuance of common stock for
    services                          $      -         $       -         $      -         $       -         $      -


                          COFITRAS ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 1998 and December 31, 1997


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

              c.  Income Taxes

              No provision for income taxes has been accrued because the Company has incurred losses from inception. The Company has elected a December 31 year end and has a net operating loss carryover of approximately $195,000 for both books and taxes, which expires in 2013.

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

                          COFITRAS ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 1998 and December 31, 1997


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

              During 1998, the Company borrowed $5,000 from a related party.

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

                                              COFITRAS ENTERTAINMENT, INC.
                                              (Registrant)



Date: August 12, 1998                        By /s/ Christine Green
                                               ------------------------------
                                               Christine Green
                                               Chairman, Chief Executive Officer
                                               and Chief Financial Officer