Form 10QSB
period 1998-09-30
COFITRAS ENTERTAINMENT INC
filed 1998-11-17
CIK 789667

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1998

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

                                                    ___ Yes   X  No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of November 11, 1998: 59,041,509.


                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                           COFITRAS ENTERTAINMENT, INC.
                                           (A Development Stage Company)
                                                  Balance Sheets


                                                      ASSETS

                                                                           September 30,         December 31,
                                                                               1998                  1997
                                                                         -----------------     ------------------
                                                                             (Unaudited)
CURRENT ASSETS

   Cash                                                                  $              58     $            -

     Total Current Assets                                                               58                  -
                                                                         -----------------     ------------------

     TOTAL ASSETS                                                        $              58     $            -
                                                                         =================     ==================


                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                      $           6,827     $           9,690
   Note payable - related party                                                     13,800                  -
                                                                         -----------------     -----------------

     Total Current Liabilities                                                      20,627                 9,690
                                                                         -----------------     -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock 300,000,000 shares authorized, at
    $0.001 par value; 59,041,509 and 59,041,509 shares
    issued and outstanding, respectively                                            59,041                59,041
   Additional paid-in capital                                                      124,199               124,199
   Deficit accumulated during the development stage                               (203,809)             (192,930)
                                                                         -----------------     -----------------

     Total Stockholders' Equity (Deficit)                                          (20,569)               (9,690)
                                                                         -----------------     -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                   $              58     $            -
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



                                                 COFITRAS ENTERTAINMENT, INC.
                                                (A Development Stage Company)
                                                  Statements of Operations
                                                         (Unaudited)


                                                                                                               From
                                                                                                            Beginning of
                                                                                                            Development
                                                                                                             Stage on
                                                                                                             April 12,
                                           For the Three Months               For the Nine Months              1989 to
                                            Ended September 30,                Ended September 30,          September 30,
                                          1998              1997             1998              1997             1998
                                      -------------    --------------    -------------    --------------    ------------
REVENUES                              $      -         $       -         $      -         $       -         $      -
                                      -------------    --------------    -------------    --------------    -------------

EXPENSES                                     -                 -                -                 -                -
                                      -------------    --------------    -------------    --------------    -------------

LOSS FROM DISCONTINUED
 OPERATIONS                                  (8,438)           -               (10,879)           -              (203,809)
                                      -------------    --------------    -------------    --------------    -------------

NET LOSS                              $      (8,438)   $       -         $     (10,879)   $       -         $    (203,809)
                                      =============    ==============    =============    ==============    =============

BASIC NET LOSS PER SHARE              $       (0.00)   $         0.00    $       (0.00)   $         0.00
                                      =============    ==============    =============    ==============

BASIC WEIGHTED AVERAGE
 SHARES OUTSTANDING                      59,041,509        59,041,509       59,041,509        59,041,509
                                      =============    ==============    =============    ==============



    The accompanying notes are an integral part of the financial statements.



                                                 COFITRAS ENTERTAINMENT, INC.
                                                 (A Development Stage Company)
                                         Statements of Stockholders' Equity (Deficit)
                      From Beginning of Development Stage on April 12, 1989 through September 30, 1998


                                                                                                                 Deficit
                                                                                                                Accumulated
                                                                                             Capital in         During the
                                                                           Common             Excess of         Development
                                                     Shares                 Stock             Par Value            Stage
                                                 -----------------     ---------------    ----------------    ----------------
Balance at beginning of development
   stage on April 12, 1989                               1,805,200     $         1,805    $         21,418    $         -

Net loss for the period ended
   December 31, 1989                                        -                   -                   -                   (9,218)
                                                 -----------------     ---------------    ----------------    ----------------

Balance, December 31, 1989                               1,805,200               1,805              21,418              (9,218)

Common stock issued for patent
   rights at $0.00 per share on
   March 26, 1990                                       10,903,990              10,904              (9,904)             -

Common stock issued for cash
   at $0.003 per share on
   April 25, 1990                                        1,848,874               1,849              24,651              -

Common stock issued for cash
   at $0.10 per share on
   December 4, 1990                                         10,000                  10               4,990              -

Net loss for the year ended
   December 31, 1990                                        -                   -                   -                  (41,969)
                                                 -----------------     ---------------    ----------------    ----------------

Balance, December 31, 1990                              14,568,064              14,568              41,155             (51,187)

Common stock issued for services
   rendered at $0.015 per share
   during 1991                                             100,000                 100               1,400              -

Net loss for the year ended
   December 31, 1991                                        -                   -                   -                   (9,977)
                                                 -----------------     ---------------    ----------------    ----------------

Balance, December 31, 1991                              14,668,064     $        14,668    $         42,555    $        (61,164)
                                                 -----------------     ---------------    ----------------    ----------------



                          COFITRAS ENTERTAINMENT, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
 From Beginning of Development Stage on April 12, 1989 through September 30, 1998

                                                                                                                  Deficit
                                                                                                                 Accumulated
                                                                                             Capital in          During the
                                                                             Common           Excess of          Development
                                                      Shares                 Stock            Par Value             Stage
                                                 -----------------     ---------------    ----------------    ----------------
Balance, December 31, 1991                              14,668,064     $        14,668    $         42,555    $        (61,164)

Common stock issued for cash and
   assets contributed by shareholders
   during 1992 at approximately $0.001
   per share                                            40,000,000              40,000              (3,971)             -

Net loss for the year ended
   December 31, 1992                                        -                   -                   -                   (6,370)
                                                 -----------------     ---------------    ----------------    ----------------

Balance, December 31, 1992                              54,668,064              54,668              38,584             (67,534)

Additional capital contributed                              -                   -                   46,710              -

Net loss for the year ended
   December 31, 1993                                        -                   -                   -                  (79,255)
                                                 -----------------     ---------------    ----------------    ----------------

Balance, December 31, 1993                              54,668,064              54,668              85,294            (146,789)

Net loss for the year ended
   December 31, 1994                                        -                   -                   -                   -
                                                 -----------------     ---------------    ----------------    ----------------

Balance, December 31, 1994                              54,668,064              54,668              85,294            (146,789)

Additional capital contributed                              -                   -                   35,778              -

Common stock issued for services
 valued at $0.002 per share                              4,373,445               4,373               3,127              -

Net loss for the year ended
   December 31, 1995                                        -                   -                   -                  (43,778)
                                                 -----------------     ---------------    ----------------    ----------------

Balance, December 31, 1995                              59,041,509              59,041             124,199            (190,567)

Net loss for the year ended
   December 31, 1996                                        -                   -                   -                   -
                                                 -----------------     ---------------    ----------------    ----------------

Balance, December 31, 1996                              59,041,509     $        59,041    $        124,199    $       (190,567)
                                                 -----------------     ---------------    ----------------    ----------------

    The accompanying notes are an integral part of the financial statements.



                                           COFITRAS ENTERTAINMENT, INC.
                                           (A Development Stage Company)
                              Statements of Stockholders' Equity (Deficit) (Continued)
                From Beginning of Development Stage on April 12, 1989 through September 30, 1998


                                                                                                                  Deficit
                                                                                                                Accumulated
                                                                                             Capital in          During the
                                                                             Common           Excess of          Development
                                                      Shares                 Stock            Par Value             Stage
                                                 -----------------     ---------------    ----------------    ----------------
Balance, December 31, 1996                              59,041,509     $        59,041    $        124,199    $       (190,567)

Net loss for the year ended
   December 31, 1997                                        -                   -                   -                   (2,363)
                                                 -----------------     ---------------    ----------------    ----------------

Balance, December 31, 1997                              59,041,509              59,041             124,199            (192,930)

Net loss for the nine months ended
 September 30, 1998 (unaudited)                             -                   -                   -                  (10,879)
                                                 -----------------     ---------------    ----------------    ----------------

Balance, September 30, 1998
 (unaudited)                                            59,041,509     $        59,041    $        124,199    $       (203,809)
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



                                         COFITRAS ENTERTAINMENT, INC.
                                        (A Development Stage Company)
                                         Statements of Cash Flows
                                                (Unaudited)

                                                                                                                   From
                                                                                                               Beginning of
                                                                                                               Development
                                                                                                                Stage on
                                               For the Three Months               For the Nine Months            April 12,
                                               Ended September 30,                Ended September 30,             1989 to
                                         -------------------------------    ------------------------------     September 30,
                                             1998              1997             1998              1997             1998
                                         -------------     -------------    -------------     -------------    -------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Income (loss) from operations          $      (8,438)    $      -         $     (10,879)    $      -         $     (203,809)
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
    Amortization                                -                 -                -                 -                  1,183
    Common stock issued for services            -                 -                -                 -                  9,000
  Changes in operating assets and liabilities:
    Decrease (increase) in other
     assets                                     -                 -                -                 -                 11,029
    Increase (decrease) in
        shareholder payable                     -                 -                -                 -                 (3,003)
    Increase (decrease) in
     accounts payable                           (3,790)           -                (2,863)           -                  9,330
                                         -------------     -------------    -------------     -------------    --------------

      Net Cash Used by Operating
       Activities                              (12,228)           -               (13,742)           -               (176,270)
                                         -------------     -------------    -------------     -------------    --------------

CASH FLOWS FROM INVESTING
 ACTIVITIES:

  Cash acquired upon reorganization
   of Company                                   -                 -                -                 -                 23,540
                                         -------------     -------------    -------------     -------------    --------------

      Net Cash Provided by Investing
       Activities                               -                 -                -                 -                 23,540
                                         -------------     -------------    -------------     -------------    --------------

CASH FLOWS FROM FINANCING
 ACTIVITIES:

  Borrowing from related party                   8,800            -                13,800            -                 13,800
  Issuance of common stock for cash             -                 -                -                 -                 56,500
  Additional capital contributed                -                 -                -                 -                 82,488
                                         -------------     -------------    -------------     -------------    --------------
      Net Cash Provided by Financing
       Activities                        $       8,800     $      -         $      13,800     $      -         $      152,788
                                         -------------     -------------    -------------     -------------    --------------

    The accompanying notes are an integral part of the financial statements.



                          COFITRAS ENTERTAINMENT, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                                                                   From
                                                                                                                Beginning of
                                                                                                                Development
                                                                                                                  Stage on
                                               For the Three Months               For the Nine Months            April 12,
                                               Ended September 30,                Ended September 30,             1989 to
                                         -------------------------------    -------------------------------    September 30,
                                             1998              1997             1998              1997               1998
                                         -------------     -------------    -------------     -------------    --------------
INCREASE (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS                             $      (3,428)    $      -         $          58     $      -         $           58

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                          3,486            -                -                 -                 -
                                         -------------     -------------    -------------     -------------    --------------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                        $          58     $      -         $          58     $      -         $           58
                                         =============     =============    =============     =============    ==============

Cash Paid For:

      Interest                           $      -          $      -         $      -          $      -         $       -
      Income taxes                       $      -          $      -         $      -          $      -         $       -

Non-Cash Financing Activities:

      Issuance of common stock for
       for contract costs                $      -          $      -         $      -          $      -         $       -
      Issuance of common stock for
       patent rights                     $      -          $      -         $      -          $      -         $       -
      Issuance of common stock for
       services                          $      -          $      -         $      -          $      -         $       -


    The accompanying notes are an integral part of the financial statements.

                          COFITRAS ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 1998 and December 31, 1997


NOTE 1 -      SIGNIFICANT ACCOUNTING POLICIES

              Organization

              The Company was incorporated on January 28, 1986 in the State of Nevada. This corporation is considered a development stage enterprise whose principal business activity will be to seek potential business ventures and assets which may warrant involvement or purchase by the Company.

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

              c.  Income Taxes

              No provision for income taxes has been accrued because the Company has incurred losses from inception. The Company has elected a December 31 year end and, as of September 30, 1998, has a net operating loss carryover of approximately $204,000 for both books and taxes, which expires in 2013.

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

                          COFITRAS ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 1998 and December 31, 1997


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

NOTE 2 -      GOING CONCERN

              The accompanying financial statement shave been prepared assuming the Company will continue as a going concern. The Company has been in the development stage since April 12, 1989 and does not have a significant operating history since that date. In order to carry out its operating plans, the Company will need to obtain additional funding from outside sources. The Company is pursuing new business opportunities through merger or purchase of existing, operating companies. Due to the extremely limited assets and resources of the Company, no assurance can be given that the Company will be successful in its pursuit of new business opportunities.

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

                          COFITRAS ENTERTAINMENT, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 1998 and December 31, 1997


NOTE 4 -      RESTATEMENT OF PRIOR REPORTS

              During 1998, it was noted by management that the inception date of the Company was January 28, 1986, not April 12, 1989, which was previously reported. The date April 12, 1989 was the date that the Company re-entered the development stage. The correct inception date of January 28, 1986 does not effect the assets, liabilities, stockholders' equity or the loss from discontinued operations of these financial statements. These financial statements reflect the correct inception date.

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

         The Company does not have sufficient funding to meet its cash needs. The current sole officer and director has expressed her intent to borrow funds to the extent possible, to fund the costs of operating the Company until a suitable business venture can be completed. Management does not anticipate raising funds during the next twelve months through the sale of equity securities. There is no assurance that the Company will be able to successfully identify and/or negotiate a suitable potential business venture.

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

                                  COFITRAS ENTERTAINMENT, INC.
                                  (Registrant)



Date: November 16, 1998           By /s/ Christine Green
                                    ----------------------------------
                                    Christine Green
                                    Chairman, Chief Executive Officer and Chief
                                    Financial Officer