Form 10KSB
period 1998-12-31
COFITRAS ENTERTAINMENT INC
filed 1999-04-16
CIK 789667

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

                  FOR THE FISCAL YEAR ENDED: December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE TRANSITION PERIOD FROM TO N/A

                       COMMISSION FILE NUMBER: 33-03328-D

                          COFITRAS ENTERTAINMENT, INC.
                          ----------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


            NEVADA                                     87-0542172
            ------                                     ----------
       STATE OF INCORPORATION          (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

                         7829 South 3500 East
                         SALT LAKE CITY, UT               84121
                         ------------------               -----
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)


               Registrant's telephone number, including area code:
                                 (801) 944-4452

               Attorney for Registrant - Julian D. Jensen:   (801) 531-6600

               Securities registered pursuant to Section 12(b) of the Act:  NONE

               Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the Registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to files such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) X YES as to filing; (2) X Yes as to requirement.

As of December 31, 1998, and extended to the filing date of this Report, the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was $0.00 as the Registrant has no current trading market.

As of December 31, 1998, and currently, the Registrant has outstanding approximately 8,984,025 shares of common stock ($.001 par value).

An index of the documents incorporated herein by reference and/or annexed as exhibits to the signed originals of this report appears on page 14.

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 1998

                                     PART I

Item 1.  Description of Business..............................................3
Item 2.  Description of Property..............................................5
Item 3.  Legal Proceedings....................................................5
Item 4.  Submission of matters to a Vote of Security Holders..................6

                                     PART II

Item 5.  Market for Registrant's Common Equity & Related Stockholder
         Matters..............................................................6
Item 6.  Management's Discussion & Analysis of Financial Condition &
         Results of Operations................................................6
Item 7.  Financial Statements.................................................9
Item 8.  Changes in and Disagreements with Accountants on Accounting
         & Financial Disclosure..............................................10

                                    PART III

Item 9.  Directors & Executive Officers, Promoters & Control Persons,
         Compliance with Section 16 (a) of the Exchange Act..................10
Item 10. Executive Compensation..............................................11
Item 11. Security Ownership of Certain Beneficial Owners & Management........12
Item 12. Certain Relationships & Related Transactions........................12
Item 13. Exhibits & Reports on Form 8-K......................................14

                                     PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

A.       THE REGISTRANT
                                 Historical Data

         Cofitras Entertainment, Inc. (the "Company or "Registrant") was incorporated on January 26, 1986 as Vantage, Inc., a Nevada corporation. In 1995, the Company changed its name from Vantage, Inc. to Cofitras Entertainment, Inc.

         In February 1987, the Company closed an initial public offering under the then Rule S-18 Registration format which generated gross proceeds of $175,650. It appears from historical records that the Company was intended as what is sometimes known as a "Blind Pool" offering. That is, management had broad discretion to enter into initially undesignated business activities and employ the proceeds of the offering for those purposes without further shareholder approval.

         In 1988, the Company appears to have entered a "Reverse Acquisition" with a stock brokerage firm known as StonePointe Financial Services, but which acquisition was fully rescinded by 1989.

         In March 1990, the Company entered into a purchase agreement under which the Company acquired a United States patent dealing with a roof mount for a disk antenna, a patent filed for an antilightning direct burial satellite cable, and certain contracts relating to the patent in exchange for shares of restricted voting common stock which represented a controlling interest in the Company. In December 1990, the Company entered into an exclusive license agreement with a wire manufacturer to manufacture and sell the cable. Thereafter, Company management determined that it would seek other business opportunities due to the lack of sales of its satellite business. No material revenues have been received by the Company from the cable T.V. related technology and the Company now regards the technology as obsolete and of no further value.

         In September 1992, shares of the Company's outstanding common stock were sold pursuant to an Agreement of Purchase and Sale of Common Stock. The sale of the shares resulted in a change in the control of the Company.

         The acquiring shareholders transferred various media and entertainment production rights for the majority share acquisition. These media license rights expired in 1993 and the Company has continued after that date without any material assets or business purposes.

         In November 1992, the Company's Board of Directors, as part of the foregoing acquisition, declared a 1 for 5 reverse stock split of its outstanding common stock (no other Company securities were outstanding on the date of the split). All references to shares outstanding herein have been adjusted to reflect the effect of this reverse split, as well as the subsequent reverse split described below, on a retroactive bases.

         Since 1993, the Company has essentially existed as an inactive reporting company without any material assets or business activities. This type of company is commonly referred to as a "public shell" corporation. It should also be noted that for much of the period subsequent to 1993 to the present, management has consisted of a single officer/director. The most recent sole officer/director has been Ms. Christine Green who served from the period of approximately April, 1998 to November, 1998.

         As previously reported in a December 1998 8-K Filing, the Company entered into an agreement for an acquisition of the majority of its outstanding shares in November, 1998. The substance of this November 30, 1998 agreement, which was finally closed as of March 5, 1999, can be outlined as follows:

         1. The Company agreed, effective November 30, 1998, to reverse split its shares on a sixty-to-one (60:1) ratio which essentially resulted in approximately 984,025 shares being deemed to be issued and outstanding.

         2. The Company agreed to issue 8,000,000 reverse split shares to a group of private investors, acting though Mr. Dennis Madsen as their agent, for payment of $30,000 to the Company (subsequently loaned to Ms. Green with obligation now assumed by Mr. Madsen) and a commitment to acquire the majority of the issued and outstanding shares. Mr. Dennis Madsen subsequently became the Secretary/Treasurer of the Company and his son, Damon Madsen, became the President pursuant to the majority share acquisition.

         3. The November 30, 1998 agreement also provided that within 100 days of the agreement, the new shareholders now holding the majority shares pursuant to the November 30, 1998 agreement would acquire from the prior principal shareholder, Eversfield Corporation, acting through its principal agent and attorney in fact, Christine Green, approximately 80% of the otherwise issued and outstanding stock of the Company consisting of approximately 787,200 reverse split shares. This secondary acquisition was completed as of March 5, 1999 as earlier reported.

         4. Ms. Christine Green agreed to conditionally resign on November 30, 1998 pending the completion of the final share acquisition in March, 1999 and voted her majority share position, on behalf of Eversfield Corporation, for the election of Mr. Damon Madsen as a Director, Mr. Gregory Stringham as a Director, and Mr. Dennis Madsen as a Director. These directors, as elected, then appointed themselves as the officers of the Company with Mr. Damon Madsen as President, Mr. Gregory Stringham as Vice-President, and Mr. Dennis Madsen as Secretary/Treasurer. This resignation became irrevocable pursuant to the closing on March 5, 1999.

         5. A Notice to Shareholders explaining these transactions, including the completion of the majority share acquisition and reverse split, was mailed to all shareholders of record on or about April 10, 1999, a copy of which is attached to this 10-KSB filing as an Exhibit.

         The net capital gained by the corporation from this transaction is a note payable by Mr. Dennis Madsen to Coftrias (Note Receivable to the Company) for $30,000. Mr. Madsen has advanced a repayment of approximately $2,350 to date on this note for costs related to filing and other securities matters. The note requires repayment to be made no later than December 31, 1999. In the interim, Mr. Dennis Madsen has commited to pay funds as required by the Company. It is anticipated, based upon representations of Mr. Madsen, that the note will be fully paid in a timely manner. For accounting purposes, this $30,000 obligation will be treated as additional capital to be contributed.

         New management is presently engaged in attempting to find suitable merger/acquisition or joint venture candidates for an appropriate business purpose for the corporation. However, no agreement in principle has been entered as to any such merger, acquisition, or other business venture. The Company will file the appropriate 8-K notice when, or if, such an agreement is reached in principle.

                               Business of Issuer

         The Company has no current business operations. The Company's business plan is to seek one or more potential business ventures, such as a merger or acquisition, that, in the opinion of management, may warrant involvement by the Company. The Company recognizes that because of its limited financial, managerial and other resources, the type of suitable potential business ventures which may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business venture in which it participates rather than to seek immediate, short-term earnings. In seeking to attain the Company's business objective, it will not restrict its search to any particular business or industry, but may participate in business ventures of essentially any kind or nature. It is emphasized that the business objectives discussed are extremely general and are not intended to be restrictive upon the discretion of management.

         The Company will not restrict its search for any specific kind of firms, but may participate in a venture in its preliminary or development stage, may participate in a business that is already in operation or in a business in various stages of its corporate existence. It is impossible to predict, at this stage, the status or terms of any venture in which the Company may participate, in that the venture may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. In some instances, the business endeavors may involve the acquisition or merger with a corporation which does not need substantial additional cash, but which desires to establish a public trading market for its common stock.

         There is no assurance that the Company will be able to successfully identify and negotiate a suitable potential business venture.

         The Company has no employees. The Company presently maintains its business office at 7829 South 3500 East, Salt Lake City, Utah 84121, which is the home-business office of its Secretary/Treasurer. Mr. Madsen has not charged any fee for this accommodation.

ITEM 2. DESCRIPTION OF PROPERTIES

         The Company has no significant assets, property, or operating capital.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to, nor are its properties the subject of, any pending legal proceedings and no such proceedings are known to the Company to be threatened or contemplated by or against it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the security holders during the 4th quarter of the fiscal year covered by this report. A notice of the completed reorganization, as described above, was mailed to all shareholders of record.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER
MATTERS

                               Market Information

         To the knowledge of current management, their is no public trading market for the Company's common stock.

                                     Holders

         At December 31, 1998, there were approximately 215 holders of record of the Company's common stock. As of December 31, 1998, there were approximately 8,984,025 shares outstanding.

                                    Dividends

         The Company has not declared any cash dividends within the past two years on its common stock. The Company does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize available funds, if any, for the development of the Company's business.

ITEM 6. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

         As will be noted from the financial statements, the Company does not have any present revenues, income, or material assets. It does have a modest amount of accrued debt and liability, together with a note receivable for approximately $30,000 from its Secretary/Treasurer. No detailed analysis of operations can be completed until or unless the Company is successful in obtaining a potential merger, acquisition, or other business relationship. At that time, the Company would intend to file the appropriate 8-K filing, which would contain a description of intended business activities and any pro forma consolidated financial statements pertaining to a potential merger or acquisition candidate.

         It should also be noted that unless the Company is successful in obtaining some form of business reorganization, it is not likely that it can continue indefinitely as an inactive public shell corporation.

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

         The Company does not have sufficient funding to meet its cash needs. The officers have expressed their intent to borrow funds, to the extent possible, to fund the costs of operating the Company until a suitable business venture can be completed. Management does not anticipate raising capital funds during the next twelve months. There is no assurance that the Company will be able to successfully identify and/or negotiate a suitable potential business venture.

         The Board has designated Mr. Dennis Madsen to act as a finding agent for the Company related to its intention to seek out various merger or acquisition candidates. Mr. Madsen has been given authority to negotiate preliminary agreements of merger or acquisition or other business ventures, subject to Board approval.

         The Company has experienced net losses during the development stage (April 1989 to present) and has had no significant revenues during such period. During the past four fiscal years the Company has had no business operations. In light of these circumstances, the ability of the Company to continue as a going concern is significantly in doubt. The attached financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                           Forward-Looking Statements

         When used in this Form 10-K or other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company's executive officers, forward sounding words or phrases such as "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

         The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that forward-looking statements involve various risks and uncertainties and are only reasonable projections of management based upon limited current information. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statement.

                              Year 2000 Compliance

         At present, the Company only has access to a desktop PC to maintain its rudimentary accounting and check ledger entries. The Company has had this computer reviewed and has determined that it and its software programs are compatible with the change-over in the year 2000 and should not cause a problem.

         The year 2000 (hereafter Y2K) computer compliance problem is primarily based upon the fact that many computers and computer software programs may not be compatible with the year change from 1999 to the year 2000. As a result, many computer programs may fail or lose data as the millennium approaches. The Company has focused its concern on this Y2K problem in three general areas. First, computer programs and related software owned or used by the Company. Secondly, collateral equipment such as potential communication systems and other equipment that relies upon computer based components. Thirdly, Y2K problems which may occur within the industry in which the Company may become involved.

         As noted above, the Company has only access and use of a small desktop PC which is Y2K compatible and therefore, does not believe any further review or remedial work required to be Y2K compliant as to its in-house computer systems. The Company is adopting a policy that any computer system purchased will have to be warranted as Y2K compliant to be acquired by the Company.

         Since the Company has no collateral equipment which is reliant upon computer based systems, it also has determined that it does not have any problem in the second category, but has adopted a policy that any collateral equipment, such as communication systems, that will have computer components will have to have a warranty or certification that they are Y2K compliant to be purchased or leased by the Company in the event of reorganization.

         The Company does not know which industry, if any, it may participate in any potential reorganizations. As part of its due diligence in any acquisition or merger proposal, it will require, as a necessary term and condition, that all computer systems sought to be acquired or in which the Company will participate through any type of reorganization must be certified as Y2K compliant. Further, the Company will consider as a significant element in any reorganization efforts what Y2K problems may exist in the industry in which the Company will participate and whether sufficient remedial steps have been taken to ensure against dramatic failures within that industry.

         The Company believes that the foregoing constitutes all reasonable efforts which may be taken and have been taken for Y2K compliance. Should the Company acquire significant computer related programs or equipment as part of any future merger or acquisition, it will appoint an officer having responsibility for Y2K compliance as part of the Company's due diligence efforts. To date, the Company has not expended any measurable resources on Y2K compliance.

ITEM 7. FINANCIAL STATEMENTS

         See attached financial statements.

ITEM 8. CHANGES IN & DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING & FINANCIAL DISCLOSURE

         The Company is not aware, and has not been advised by its auditors, of any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The Company does note, as of March, 1999 an 8-K filing in which it announced the change of auditors from Jones, Jensen & Co. of Salt Lake City, to Hansen, Barnett & Maxwell of Salt Lake City. A copy of this 8-K filing is attached as an Exhibit. Also in that 8-K, the Company noted in prior filings that its authorized capital had been misstated at 300,000,000 shares and will be corrected to 75,000,000 in all subsequent filings.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


                    Identify Directors and Executive Officers

         Set forth below is certain information concerning each of the directors and executive officers of the Company as of December 31, 1998:

                                                                          With
                                                                        Company
Name                       Age             Position                      Since

Damon Madsen               25          Director/President                11/98

Gregory Stringham          56          Director/Vice-President           11/98

Dennis Madsen              56          Director/Secretary/Treasur        11/98
                                       Chief Financial Officer


             Biographical information as to current management:

DAMON MADSEN - Mr. Madsen is single and resides in Salt Lake City, Utah. Mr. Damon Madsen is a high school graduate and works part-time at various occupations. Mr. Madsen does not have extensive management experience, but has served on other small development stage public companies as a director. Mr. Madsen will serve the Company on an as needed part-time basis.

GREGORY STRINGHAM - Mr. Stringham is single and resides in Bountiful, Utah.. Mr. Stringham is a 1969 graduate of Weber State University with a B.S. Degree in Engineering. Mr. Stringham is currently an independent business consultant and works for Davis County, Utah as an Engineer. He has extensive experience over the past 20 years serving on the Board and as a part-time officer of various small public companies, usually of a start-up variety. Mr. Stringham will serve on an as needed part-time basis.

DENNIS MADSEN - Mr. Dennis Madsen is single and resides in Salt Lake City, Utah. He has made a portion of his residence available as the temporary offices for the Company. Mr. Madsen is a 1967 graduate of the University of Utah with a BS degree in Biology. He has been involved almost continuously, since graduation as a business consultant and promoter to various small public companies, generally of a start-up variety or as engaged in reorganization efforts. Mr. Madsen will serve the Company part-time as its Secretary, Treasurer, and CFO and will act as a special agent to pursue and negotiate proposed reorganization plans.


                         Identify Significant Employees

         The Company has no employees, except for the officers described above.

                              Family Relationships

         Mr. Damon Madsen, the President, is the son of Mr. Dennis Madsen, the Secretary/Treasurer, who also acts as a special acquisition agent for the Company.

                    Involvement in Certain Legal Proceedings

         None of the director/officers have been involved in any material legal proceedings which occurred within the last five years of any type as described in Regulation S-K.

                Compliance With Section 16(a) of the Exchange Act

         The Company does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act. As a result, no reports are required to be filed pursuant to Section 16(a).

ITEM 10. EXECUTIVE COMPENSATION

         During the last fiscal year, the Company's officer and director did not receive any salary, wage or other compensation. During the current fiscal year the Company has no present plans or means to pay compensation to its officers and directors. It is anticipated, though not warranted, that the current officers/directors may be paid some accrued compensation in cash or shares in the event of a successful reorganization of the Company resulting in the acquisition of an active business purpose. There are presently no ongoing pension or other plans or arrangements pursuant to which remuneration is proposed to be paid in the future to any of the officers and directors of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS &
MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of March 31, 1999, for: (i) each person who is known by the Company to beneficially own more than five percent (5%) of the Company's common stock, (ii) each of the Company's directors, (iii) each of the Company's Named Executive Officers, and (iv) all directors and executive officers as a group. As of March 31, 1999, the Company had 8,984,025 shares of common stock outstanding.

                                                Shares       Percentage of
Name and Address                             Beneficially        Shares
of Beneficial Owner1                            Owned       Beneficially Owned2
--------------------                            -----       -------------------
Damon Madsen (Director/President)             2,666,667            30%

Gregory Stringham (Director/Vice-President)   2,666,667            30%

Dennis Madsen (Director/Secretary/Tresurer)   2,666,667            30%


1There are no outstanding options or rights to acquire shares.

2Rounded to nearest whole percentage.



ITEM 12. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

      The President of the Company and one of three directors is the son of the Secretary/Treasurer and director. Mr. Dennis Madsen, the Secretary/Treasurer, acted as an informal agent for various purchasers of the Company's stock in the November, 1998 majority share acquisition. Because of their majority share position, the related or affiliated parties constituting current management should retain effective control over the corporation pending any subsequent reorganization.

ITEM 13. EXHIBITS AND REPORTS ON FROM 8-K

                                    Exhibits

      Listed on page 14 hereof.

                               Reports on Form 8-K

      The Company filed an 8-K Report pertaining to the current majority share acquisition in the Company as of December, 1998. The Company has also recently filed an 8-K in March, 1998 discussing the change in auditors and related accounting matters.


                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed by the undersigned, "hereunto duly authorized.

Cofitras Entertainment, Inc.
(Registrant)



/s/ Damon Madsen                                     Date   April 14, 1999
   -----------------------------
Damon Madsen
President/Director



/s/ Gregory Stringham                                Date   April 14, 1999
   -----------------------------
Gregory Stringham
Vice-President/Director



/s/ Dennis Madsen                                    Date   April 14, 1999
   -----------------------------
Dennis Madsen
Secretary/Treasurer/Director
Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.   Description of Exhibits:

A             Preliminary    Agreement    pertaining   to   Majority
              Shareholder  Consent  Previously filed December,  1998
              8-K

B             Majority   Shareholder   Consent  to  Majority  Share  Acquisition
              Previously filed as Exhibit to December, 1998 8-K.

C             Board  Minutes   pertaining  to   November  1998   Majority  Share
              Acquisition.

D             Closing Statement of March 5, 1999 pertaining to Majority Share
              Acquisition.

E Notice to Shareholders related to Majority Share Acquisition and Reverse Split of Stock.

F             Financial Statements

23            Consent of Independent Auditors

27            Financial Data Schedule





                            FINANCIAL STATEMENT INDEX

Independent Auditor's Report.............................................

Balance Sheets............................................................

Statements of Operations.................................................

Statements of Stockholders' Equity (Deficit).............................

Statements of Cash Flows.................................................

Notes to the Financial Statements........................................

Exhibit C

                          MAJORITY SHAREHOLDER CONSENT Cofitras Entertainment, Inc.

                                November 30, 1998

         The undersigned is a holder of the majority of the issued and outstanding shares of Cofitras Entertainment, Inc., a Nevada Corporation ("Cofitras").

         In accordance with Nevada Law, the undersigned majority shareholder understands and agrees that she may waive notice of a shareholders' meeting and agree to the adoption of any action or election of directors which could be enacted or voted upon by a majority of the Cofitras shareholders at a shareholder meeting regularly called for such purposes. The undersigned hereby wishes to exercise such right and does hereby waive notice of a Special Shareholders Meeting and the opportunity to vote at such meeting and hereby expresses, by her majority consent, approval to the following corporate actions and elections requiring shareholder consent and approval:

         1. Even though not required under Nevada Law, the undersigned shareholder wishes to ratify, as part of the Majority Share Acquisition Agreement, the reverse split by the Board of Directors of the Company's shares on a sixty to one (60:1) ratio, including the shares of the undersigned.

         2. The election of the following nominees by Mr. Dennis Madsen to be the new Board of Directors of the Company:

                           (a)      Damon Madsen
                           (b)      Dennis Madsen
                           (c)      Gregory Stringham

         The undersigned fully casts all of her votes which she is entitled to vote in favor of the election and appointment of the foregoing to the Board of Directors, subject only to the full performance of the Majority Share
Acquisition Agreement. The undersigned is fully advised that if the full consideration is not timely paid under the Majority Share Acquisition Agreement, then the above Directors-Elect will resign and be replaced by the prior Board.

         While not requiring shareholder approval, the undersigned also wishes to ratify and affirm the Board's decision to issue out, as part of the Majority Share Acquisition Agreement Eight Million Reverse Split Shares of the Company to Mr. Dennis Madsen in escrow, also subject to full performance under the Majority Share Acquisition Agreement.

         The undersigned represents she has been fully informed of the terms of the Majority Share Acquisition Agreement and has been given an opportunity to review such Agreement before entering this informed consent. The undersigned shareholder further represents that she has had a full opportunity to ask questions of and discuss the proposed matters listed above, and the other terms and conditions of the Acquisition, and is fully satisfied with the fact that it has been given full and complete disclosure of such transaction and herewith voluntarily and willfully approve such transaction of its own free will and accord and pursuant to resolution of the Board of Directors of the undersigned. Further, the undersigned represents it understands it may consent to such action or may withhold its consent and that it is fully entitled to review this decision with outside legal or accounting experts of its own choosing and has either done so, or knowingly elected not to do so.

         Finally, the undersigned shareholder understands and agrees that with her majority approval of these matters, a formal meeting and proxy will not be solicited of the other shareholders in the Company.

         The undersigned, Christine Green, acknowledges her resignation as an officer and director of Cofitras effective November 30, 1998 in favor of the above nominees, but subject to automatic reappointment if the above referenced Share Acquisition Agreement is not fully performed.

         WITNESS the signature and date the undersigned majority shareholder of the Company constituting a majority of all issued and outstanding shares on this 30th day of November, 1998.

         /s/                              11/30/98              47,233,207
         -----------------------          --------              -----------
By:      Christine Green                    Date                # of Shares
         Majority Shareholder

Exhibit D
                          CLOSING AGREEMENT & STATEMENT

         Agreement made and entered in duplicate on this _____ day of March, 1999 by and between Christine Green of 1155 East 2100 South #325, Salt Lake City, Utah 84106 ("Green"), in her individual capacity and as agent for certain sellers of Cofitras Entertainment, Inc. ("Cofitras") shares to Dennis Madsen, individually and as agent for other buyers of Cofitras Stock, all of 476 East South Temple #205, Salt Lake City, Utah 84111 ("Madsen") in Salt Lake County, State of Utah. Whenever both Green and Madsen are referred to in this Agreement, they may be collectively described as the "Parties."

                                    RECITALS

         WHEREAS, Madsen, effective November 30, 1998, acting as a principal and agent acquired from Cofitras, in a private placement, 8,000,000 restricted reverse split shares of the Company for a capital advance of $30,000, but conditional upon the purchase and closing of other outstanding Cofitras shares, as outlined in this Closing Agreement and Statement;

         WHEREAS, Madsen and Green, acting in their individual capacities and as agents for various sellers and buyers, entered into an agreement for the purchase of eighty percent (80%) or more of the issued and outstanding shares of Cofitras prior to the private placement described above, effective on November 30, 1998 which agreement was originally designated as the "Preliminary Agreement," but is designated for the purposes of this Closing Agreement and Statement as the "Purchase Agreement";

         WHEREAS, under the terms of the Purchase Agreement, Madsen, representing certain buyers, had previously agreed to tender to Green $80,000 for the purchase of approximately 47,233,207 shares of Cofitras on a pre-reverse split basis and currently constituting approximately 787,220 post-split shares;

         WHEREAS, under the terms of the Purchase Agreement, Green has agreed and stipulated to cause to be delivered, concurrently with the execution of this Closing Agreement and Statement, the 787,220 shares standing in the name of Eversfield Corporation;

         WHEREAS, Green and Madsen both agree and stipulate that the Eversfield Shares will be released to Madsen upon the conclusion of the closing represented by this Agreement in negotiable form and free of restrictive legends or adverse claims pursuant to the provisions of SEC Rule 144(k);

         WHEREAS, Madsen and Green further stipulate and agree that the name appearing on the certificates tendered by Green is a company called Eversfield Corporation, but that Green has produced a document, which is attached as Exhibit A to this Closing Agreement and Statement, evidencing that she has full, complete, and exclusive authority, pursuant to resolution of the Eversfield Board of Directors, to convey such shares and to retain all proceeds of sale;

         NOW THEREFORE, the parties mutually agree and covenant as follows:

                                   WITNESSETH

         1.0 Consideration. Christine Green herewith acknowledges receipt and sufficiency of the total final consideration under the Purchase Agreement of $80,000 for the purchase of the prior control shares tendered. This Agreement is further supported by the recital of other prior considerations tendered, and by the mutual covenants set-out herein.

         2.0 Tender of Shares. Madsen, in his individual capacity and for and on behalf of various purchasers of Cofitras stock for whom he acts as agent, herewith acknowledges receipt and sufficiency of the total shares of Cofitras to be issued pursuant to the Purchase Agreement. Which share consideration as tendered on a reverse split basis and free of restrictive legends constitute 787,220 reverse split shares. Green further represents and warrants that such shares constituted not less than 80% of all issued and outstanding shares of Cofitras prior to the earlier issuance of the 8,000,000 reverse split shares to Madsen and assigns by Cofitras for the $30,000 capital contribution.

         3.0 Representations & Warranties of Green.

         3.1 The 787,220 shares herewith tendered to Madsen are delivered free and clear of any encumbrance, liens, adverse claims, assignments, or any known entitlement or claims of any third person or party.

         3.2 Green further represents that she is the full and exclusive agent for the subject Cofitras Shares and has full right and authority to endorse, negotiate, and tender such shares to Madsen or assigns in consummation of this closing and has done so with full legal authority and exclusively has all beneficial rights and interest in and to the proceeds of such sale.

         3.3 Green further represents that the attached and incorporated authorization to tender such shares by Eversfield represents a true and accurate representation of her authority.

         3.4 Green represents, to the best of her knowledge, that the last financial statements prepared for Cofitras incident to the filing of the December 31, 1998 10-QSB Report constitutes an accurate description of the financial condition of the Company, as well its assets, debts, and obligations. Based upon such financial statements, Green represents, to the best of her knowledge, that there are no remaining outstanding debts or obligations to or from the corporation upon the assignment of her $30,000 loan from the Company to Madsen.

         3.5 Green represents that she is not aware of any creditor claims, litigation claims, or other adverse claims or proceedings or any litigation or administrative proceedings or claims currently instituted against Cofitras or to which Cofitras is a party.

         3.6 Green represents that she has tendered all stock certificate forms, certificate books, records, accounting, and other documents related to Cofitras to Madsen, or to an attorney at law designated by Madsen for the purpose of this closing.

         4.0      Representations and Warranties of Madsen.

         4.1 Madsen represents that he has acted in good faith to secure the participants in the purchase of the majority share interest in Cofitras and that all of the participants in such purchase have acted with full knowledge and consent to Madsen acting as their agent for the purchase of such shares. Madsen represents that he has acted on advice of legal counsel that such purchasers would constitute sophisticated business investors participating as principal long term investors, and that there is not required any registration or other securities disclosure as to the shares acquired. Madsen further agrees to hold harmless and indemnify Green from any and all adverse claims which may hereafter be asserted by any party purchasing by, through, or with Madsen pursuant to the Purchase Agreement.

         4.2 Madsen represents that he has been duly appointed by majority shareholder consent to be a director and officer of the Company along with Mr. Gregory Stringham and Mr. Damon Madsen, and that he will continue in such capacity and attempt to find a suitable merger, acquisition, or other business purpose for the corporation in such capacity as management.

         4.3 Except as to those warranties of title for the securities set-out herein, Madsen stipulates and agrees that there has been no warranty - expressed or implied - concerning the Company's profitability, suitability for the purposes intended, or that the Company may continue as a reporting company or trading company.

         5.0 Completed Transaction. Both parties mutually agree and stipulate that upon the tender of the shares and consideration as recited by this Agreement and subject only to the specific representations and warranties contained herein, the stock for cash transaction represented in this closing has been fully closed and consummated upon signature of this statement and that there are no further additional obligations, undertakings, or responsibilities of either party. Provided, however, that any material breach of any representation contained in this Closing Agreement and Statement shall constitute a basis by either party to seek recision of the transaction and/or damages.

BOTH PARTIES FURTHER AGREE THAT THIS AGREEMENT SUPERCEDES ALL PRIOR AGREEMENTS OR REPRESENTATIONS, WRITTEN OR ORAL, EXISTING BETWEEN THE PARTIES.

         6.0      Miscellaneous.

         6.1 This Closing Agreement and Statement evidences the final agreement and transaction between the parties related to the purchase of Cofitras stock.

         6.2 This Agreement shall be applied and construed in accordance with Utah Law.

         6.3 This Agreement shall be binding upon or inur to the benefit of any assign or successor in interest of either party hereto.

         6.4 This Agreement shall be given reasonable interpretation and applied so far as possible. Should any term be deemed void or voidable, the balance shall be given application and applied so far as possible. In like manner, any error in grammar, syntax, spelling, gender, or usage shall be given reasonable application so far as possible.

         6.5 Should any action at law or equity be necessary to enforce any term or provision of this Agreement, the prevailing party shall be entitled to a reasonable costs, attorney fees, and interest on any damage award at 15% from the date of loss.

         6.6 This Agreement constitutes a complete and integrated contract and agreement. This Agreement shall not be subject to parol evidence and may be amended between the parties only in a writing attached hereto and executed by both parties. All addendums or Exhibits shall be constituted an integrated part of this Agreement.

         6.7 The Recitals contained in this Agreement constitute a necessary and intrical part of the Agreement and shall be applied to its enforcement and construction.

         Dated the day and date first above written.


Seller:                                           Buyer:


/s/                                               /s/
----------------------------------                -----------------------------
Christine Green                                   Dennis Madsen

Exhibit E
                             NOTICE TO SHAREHOLDERS
                                 March 31, 1999


Dear Fellow Shareholder,

         Let me introduce myself, Mr. Damon Madsen, as the new President of Cofitras Entertainment, Inc. As a few of you may be aware, prior management of the Company entered into a conditional agreement in November, 1998, whereby a new group of shareholders would acquire, for a cash transaction, a majority shareholder interest in the Company. As a result of this acquisition, which is more fully explained below, a new management group, of which I am a member, came into control of the Company. The majority share acquisition was closed in March, 1999. Both the existing and new management approved a sixty-to-one (60:1) reverse stock split for reorganization purposes and new shares were issued for cash consideration to the Company. The transaction was approved by majority shareholder consent under Nevada law, without the calling of a formal meeting. However, you are being given notice, as a shareholder, of the terms and purpose of this transaction in accordance with Nevada law, and as a matter of corporate policy, as more fully detailed below.

         As a starting point, I am sure each of you realize that Cofitras Entertainment, Inc., as of November, 1998, did not have any assets; had a modest amount of debts and unpaid obligations; and, was without any business purpose or prospects. This type of corporation, while current on its corporate and SEC filings, is often referred to and regarded as a "shell" corporation. It was apparent to both the prior management, principally Christine Green, and new management: Damon Madsen, Dennis Madsen, and Gregory Stringham, that if the Company were to survive and to attempt to go forward to acquire a potentially new and viable business purpose and operation, it would be necessary to change control in the Company to acquire any new business or enterprise. Since there were already a substantial number of shares outstanding, approximately 59,041,509 out of an authorized 75,000,000, it was apparent to both prior and new management that the outstanding number of shares in relationship to the authorized shares needed to be drastically reduced in order to have any expectation or hope of attracting a potential acquisition or merger partner. Accordingly, it was agreed, as part of the Majority Share Acquisition, that the issued and outstanding shares would be reverse split on a sixty-to-one (60:1) ratio. That means that for every 60 shares which you previously held or owned in the Company you would now own one share. The reverse acquisition was implemented on the basis that there would be no fractional shares and the number of shares would be rounded to the next whole number of shares to each existing shareholder, and without any shareholder being reduced below ownership of a single share.

         While at first glance it may appear that this an extreme remedy and even perhaps unfair to existing shareholders, we would hope that-upon reflection-you would understand that while you owned a larger portion of an empty shell which essentially had no business future or prospects, you will now be in a position to own a lesser share of a company which new management is hopeful can acquire a viable business enterprise or product and re-establish some value, business purpose, and-potentially-a trading market. In short, the realistic evaluation was that your prior interest had essentially lost all value and the only realistic alternative was to allow the Company to be dissolved.

         Some of you may wonder when, or if, new management plans on holding a regular shareholder meeting and soliciting your vote and proxy on election of directors and other matters which may appropriately come before the shareholders for vote. As you may readily anticipate, the Company is in an extremely diminished cash flow status until it is able to effect any type of reorganization. It is also anticipated that any type of substantial acquisition or reorganization would most likely require shareholder approval and potentially the election of a new management group reflecting the acquired enterprise or business purpose. Accordingly, it is the present position of management that the next shareholder meeting should be reserved and deferred until there is a specific and definitive proposal of acquisition or reorganization, with or without management change.

         Present management would also like to affirm to you certain administrative policies related to the current status of the Company and your shares. First, there is no present intent to change the name of the Company from Cofitras Entertainment, Inc., until or unless a new acquisition has been negotiated. Accordingly, while new shares have been authorized to reflect the 60:1 reverse split, you do not need to tender over your existing shares in exchange for new post reverse split shares unless you so elect. It is the present position of management that the issuance of new shares may occur normally through the tender of existing shares through the transfer agent whenever a transfer or sale of such shares occurs and the new shares will be issued on a post reverse split basis at that time. However, if you would prefer to presently receive your new reverse split certificates, you may do so at your own cost and election by contacting the transfer agent, Cottonwood Transfer Company, at 801/266-7151, or 5899 South State Street, Murray, Utah 84107. They would be happy to complete an exchange of the old certificates for new certificates for the standard transfer cost.

         Your present management, as described below, would, at any time, encourage your questions or inquiries concerning the Company and the status of any merger or acquisition negotiations or discussions that are not otherwise confidential. The present management will also, as generally described above, advise you of any proposed merger or acquisition which will most likely require a shareholder vote and consent. You are also advised that the Company has elected to change certified auditors for the purpose of filing the currently due 10-KSB Report and would anticipate retaining the services of the new auditing company into the foreseeable future.

         For your information, the retiring auditors of the Company are Jones, Jensen & Company of Salt Lake City, Utah, and the new auditors are Hansen, Barnett & Maxwell of Salt Lake City, Utah. Management is not aware of any material discrepancy or conflict existing between management and either the prior or new auditors.

         By way of general administrative announcement, the Company would indicate to each shareholder that you may access all periodic filings by the Company with the Securities and Exchange Commission (SEC) at the SEC Website, http:\www.sec.gov, or you may contact management and receive a copy of any such filing and any document referenced in those filings or this Notice. An extension was filed for the current 10-KSB filing which was due March 31, 1999, and the same will be filed on or about April 15, 1999 due to an anticipated delay in completing the audit information with the change of auditors.

         Finally, the present management would like to present to you, in outline fashion, the resulting terms and present capitalization of your company resulting from the Reorganization Agreement for majority share control entered into in November, 1998 and closed in March, 1999:

         1. Mrs. Christine Green resigned as the acting sole director and officer of the company and was replaced as of November, 1998 by Mr. Damon Madsen, Director/President; Mr. Dennis Madsen, Director/Reorganization Agent/Secretary-Treasurer; and Mr. Gregory Stringham, Director/Vice-President.

         2.  The  majority   share  position  of  Eversfield   Corporation,   as
represented by Mrs. Christine Green, was acquired by a group of investors who installed the present management by Majority Shareholder Consent.

         3. All issued and outstanding shares were reverse split on a sixty-to-one (60:1) basis. The group of new shareholders purchased 8,000,000 post reverse shares for cash from the Company. As a result, there are presently 8,984,025 issued and outstanding shares. You can compute your present sharehold interest by taking your existing number of shares dividing by 60, rounding to the next whole number, and then dividing your shares by the above number.

         4. The Board designated Mr. Dennis Madsen to act as a special agent for the Company to seek out, preliminarily negotiate, and present for Board approval appropriate merger, reorganization, or acquisition proposals.

         If you wish to contact management concerning any of the present activities of the company, Mr. Dennis Madsen has been directed by the Board to be the Shareholder Liaison, as well as the Merger & Acquisition Agent. You may contact him at 801/944-4452, or 476 East South Temple #205, Salt Lake City, Utah 84111. You are also advised that present legal counsel of the Company is Mr. Julian D. Jensen of Jensen, Duffin, Carman, Dibb & Jackson at 311 South State Street, Suite 380, Salt Lake City, Utah 84111, or 801/531-6600.

         Management wishes to thank you for your consideration and understanding during these difficult transitional periods and would hope that if you have any comments, suggestions, or questions that you feel free to contact management at any time.

                                   Sincerely,


                                  Damon Madsen
                                    President

Exhibit F

                          COFITRAS ENTERTAINMENT, INC.
                        (A Development Stage Enterprise)









               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                       AND
                              FINANCIAL STATEMENTS









                           December 31, 1998 and 1997
         and for the Cumulative Period from April 12, 1989 (Beginning of
                  Development Stage) through December 31, 1998


                            HANSEN, BARNETT & MAXWELL
                           A Professional Corporation
                          CERTIFIED PUBLIC ACCOUNTANTS

                          COFITRAS ENTERTAINMENT, INC.
                        (A Development Stage Enterprise)


                                TABLE OF CONTENTS


                                                                          Page

Report of Independent Certified Public Accountants                          F-1

Financial Statements:

  Balance Sheet - December 31, 1998                                         F-2

  Statements  of  Operations  for the Years  Ended  December  31,  1998 and 1997
    (Unaudited) and for the Cumulative Period from April 12, 1989 (Inception of Development Stage) through December 31, 1998 (Unaudited) F-3

  Statements of  Stockholders'  Equity for the Cumulative  Period from April 12,
    1989 (Inception of Development Stage) through December 31, 1996 (Unaudited) and for the years ended December 31, 1997 (Unaudited) and 1998 F-4

  Statements  of Cash  Flows  for the Years  Ended  December  31,  1998 and 1997
    (Unaudited) and for the Cumulative Period from April 12, 1989 (Inception of Development Stage) through December 31, 1998 (Unaudited) F-5

  Notes to Financial Statements                                             F-6

 HANSEN, BARNETT & MAXWELL
 A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS

                                                                  (801) 532-2200
     Member of AICPA Division of Firms                        Fax (801) 532-7944
            Member of SECPS                         345 East Broadway, Suite 200
Member of Summit International Associates        Salt Lake City, Utah 84111-2693




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Cofitras Entertainment, Inc.


We have audited the accompanying balance sheet of Cofitras Entertainment, Inc. (a development stage enterprise) as of December 31, 1998 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cofitras Entertainment, Inc. as of December 31, 1998 and the results of its operations and its cash flows for the year ended December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's significant losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                       HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
April 13, 1999



                          COFITRAS ENTERTAINMENT, INC.
                        (A Development Stage Enterprises)
                                  BALANCE SHEET




                                     ASSETS

Total Assets                                                                $          --


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current Liabilities
     Accounts payable                                                       $       1,639
                                                                            -------------

         Total Current Liabilities                                                  1,639

Stockholders' Deficit
     Common stock - $0.001 par value; 75,000,000 shares
        authorized; 8,984,025 shares issued and outstanding                         8,984
     Additional paid-in capital                                                   204,256
     Deficit accumulated during the development stage                            (214,879)
                                                                            -------------

         Total Stockholders' Deficit                                               (1,639)

Total Liabilities and Stockholders' Equity                                  $          --

              The accompanying notes are an integral part of these financial statements.



                          COFITRAS ENTERTAINMENT, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS



                                                                                                 Cumulative From
                                                                                                 April 12, 1989
                                                                                                 (Beginning of
                                                                     For the Years               Development Stage)
                                                                   Ended December 31,                through
                                                                     1998             1997      December 31, 1998
                                                          ---------------   --------------      -----------------
                                                                              (Unaudited)         (Unaudited)

General and Administrative Expenses                       $        21,949   $        2,363      $       214,879
                                                          ---------------   --------------      ---------------

Net Loss                                                  $       (21,949)  $       (2,363)     $       (214,879)
                                                          ===============   ==============      ================

Basic and Diluted Loss Per Share                          $         (0.00)  $        (0.00)     $         (0.30)
                                                          ===============   ==============      ===============

Weighted Average Number of
   Common Shares                                                1,663,477          984,025              726,696
                                                          ===============   ==============      ===============

              The accompanying notes are an integral part of these financial statements.


                          COFITRAS ENTERTAINMENT, INC.
                        (A Development Stage Enterprise)
                       STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                               Deficit
                                                                                                Accumulated
                                                                                 Additional    During the          Total
                                                          Common Stock            Paid-In     Development      Stockholders'
                                                      Shares         Amount       Capital         Stage             Deficit
                                                      ------         ------       -------         -----             -------
Balance - April 12, 1989                               30,087   $         30    $     23,193   $        --    $    23,223

Shares issued for patent rights,
   March 1990, $0.01 per share                        181,733            182             818            --          1,000

Shares issued for cash, April 1990,
   $0.86 per share                                     30,815             31          26,469            --         26,500

Shares issued for cash, December 1990,
   $0.00 per share                                        167            --            5,000            --          5,000

Shares issued for services, December
   1991, $29.94 per share                               1,666              2           1,498            --          1,500

Shares issued for cash, December
   1992, $0.05 per share                              666,666            666          35,363            --         36,029

Shares issued for services, December
   1995, $0.10 per share                               72,891             73           7,427            --          7,500

Additional paid-in capital for the
   cumulative period April 12, 1989
   through December 31, 1996                              --             --           82,488            --         82,488

Net loss for the cumulative period April
   12, 1989 through December 31, 1996                     --             --              --        (190,567)     (190,567)
                                                 ------------   ------------    ------------   ------------   -----------

Balance - December 31, 1996 (Unaudited)               984,025            984         182,256       (190,567)       (7,327)

Net loss for the year ended
   December 31, 1997                                      --             --              --          (2,363)       (2,363)
                                                 ------------   ------------    ------------   ------------   -----------

Balance - December 31, 1997 (Unaudited)               984,025            984         182,256       (192,930)       (9,690)

Shares issued for cash, November 30,
   1998, $0.00 per share                            8,000,000          8,000          22,000            --         30,000

Net loss for the year ended
   December 31, 1998                                      --             --              --         (21,949)      (21,949)
                                                 ------------   ------------    ------------   ------------   -----------

Balance - December 31, 1998                         8,984,025   $      8,984    $    204,256   $   (214,879)  $    (1,639)
                                                 ============   ============    ============   ============   ===========

              The accompanying notes are an integral part of these financial statements.



                          COFITRAS ENTERTAINMENT, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS


                                                                                               Cumulative From
                                                                                               April 12, 1989
                                                                                               (Beginning of
                                                                 For the Years Ended           Development Stage)
                                                                      December 31,                  through
                                                                    1998             1997      December 31, 1998
                                                        ----------------   --------------      -----------------
                                                                              (Unaudited)        (Unaudited)
Cash Flows From Operating Activities
    Net loss                                            $        (21,949)  $       (2,363)     $      (214,879)
    Adjustments to reconcile net income to
       net cash provided by operating activities:
        Amortization                                                 --               --                 1,183
        Common stock issued for services                             --               --                 9,000
    Change in operating assets and liabilities:
        Other assets                                                 --               --                11,029
        Shareholder payable                                          --               --                (3,003)
        Accounts payable                                          (8,051)           2,363                4,142
                                                        ----------------   --------------      ---------------

        Net Cash Used by Operating
           Activities                                            (30,000)             --              (192,528)
                                                        ----------------   --------------      ---------------

Cash Flows From Investing Activities
    Cash acquired upon reorganization
       of Company                                                    --               --                23,540
                                                        ----------------   --------------      ---------------

        Net Cash Provided by
           Investing Activities                                      --               --                23,540
                                                        ----------------   --------------      ---------------

Cash Flows From Financing Activities
    Issuance of common stock for cash                             30,000              --                86,500
    Additional capital contributed                                   --               --                82,488
                                                        ----------------   --------------      ---------------

        Net Cash Provided by Financing
           Activities                                             30,000              --               168,988
                                                        ----------------   --------------      ---------------

Increase in Cash                                                      --                --                    --

Cash at Beginning of Period                                           --                --                    --

Cash at End of Period                                   $            --    $          --       $           --
                                                        ================   ==============      ===============

              The accompanying notes are an integral part of these financial statements.

                          COIFTRAS ENTERTAINMENT, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization -- Cofitras Entertainment, Inc. (Company), was incorporated on January 26, 1986 as Vantage, Inc. in the State of Nevada. On April 12, 1989, the Company ceased operations and is currently considered a development stage enterprise with its business purpose being seeking a suitable merger/acquisition or joint venture candidate. In 1995, the Company changed its name from Vantage, Inc. to Cofitras Entertainment, Inc.

Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basis of Presentation -- The Company has no operations and has accumulated losses since inception of the development stage of $214,879. This situation raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management is currently seeking one or more potential business ventures through acquiring or merging with a company with viable operations.

Basic and Diluted Loss Per Common Share -- In the fourth quarter 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Under SFAS 128, loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period.

NOTE 2--EQUITY TRANSACTIONS

During the year ended December 31, 1998, the Company agreed to a 1-for-60 reverse stock split. Prior to the reverse stock split, the Company had 59,041,509 shares issued and outstanding. The reverse stock split reduced the issued and outstanding shares to 984,025. The accompanying financial statements have been restated to conform to the reverse stock split. Following the reverse stock split, the Company issued 8,000,000 shares of common stock for cash of $30,000 or $0.00 per common share to officers who now have controlling interest in the Company. These officers have committed to contribute up to $30,000 to the Company as additional capital for which no additional shares will be issued. As of April 13, 1999, Mr. Madsen had contributed $2,350 to the Company.

NOTE 3--INCOME TAXES

For the year ended December 31, 1998, the Company paid no federal or state income taxes. The tax effect of each significant type of temporary difference that gives rise to the deferred tax asset at December 31,1998, is as follows:

                  Operating loss carry forward                $       80,150
                  Valuation allowance                                (80,150)
                                                              ---------------

                  Total Deferred Tax Assets                   $           --

                          COIFTRAS ENTERTAINMENT, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS

In 1998, the Company's valuation allowance increased by $7,306. As of December 31, 1998, the Company had net operating loss carry forwards for federal income tax reporting purposes of $214,879 which if unused will expire from 2001 through 2013. Due to the changes of ownership, the net operating losses may be subject to limitations under Section 382 of the Internal Revenue Code

The following is a reconciliation of the 1998 and 1997 tax amount computed using the federal statutory rate to the provision for income taxes:

                                                    1998            1997
                                              ----------      ----------
  Tax at federal statutory rate (34%)         $   (7,463)     $     (803)
  State benefit, net of federal benefit             (724)            (78)
  Change in valuation allowance                    8,187             881
                                              ----------      ----------

  Provision for Income Taxes                  $      --       $      --
                                              ==========      ==========