Form 10QSB
period 1999-03-31
COFITRAS ENTERTAINMENT INC
filed 1999-05-17
CIK 789667

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: March 31, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM N/A TO _________

                       COMMISSION FILE NUMBER : 33-03328-D

                          COFITRAS ENTERTAINMENT, INC.
             (Exact name of Registrant as specified in its charter)


                 Nevada                                87-0542172
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)               Identification #)

                 7829 South 3500 East Salt Lake City, Utah    84121
                   (Address of principal executive offices) (Zip Code)

                                 (801) 944-4452
              (Registrant's telephone number, including area code)

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]   NO [ ] as to filing      YES  [X]  NO [ ] as to filing requirement

         The number of shares outstanding at March 31, 1999: 8,984,025

                          COFITRAS ENTERTAINMENT, INC.

                                      INDEX

                                                                       Page
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements  ............................. Exhibit

         Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations........3



PART II.  OTHER INFORMATION


         Item 4.  Submission of Matters to a Vote of
                    Security Holders....................................6

         Item 5.  Other Information ....................................6

         Item 6.  Exhibits .............................................6




                     [Inapplicable Items Have Been Omitted]

                         PART I. - Financial Information


Item 1. Financial Statements.  [Unaudited]

         Attached hereto and incorporated by this reference are the unaudited Financials Statements for Cofitras Entertainment, Inc. for the three month period ending March 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Management's discussion and analysis may contain forward-looking statements that involve risks and uncertainties. The statements contained in this 10-QSB Report that are not purely historical are forward-looking statements within the meaning of Section 21 E of the Exchange Act, including, without limitation, statements regarding the Company's expectations, beliefs, estimates, intentions, and strategies about the future. Words such as, "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "projects," "predicts," or variations of such words and similar expressions are intended to identify such forward-looking statements, but their absence does not mean the statement is not forward-looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements as a result of certain factors.

         Management has attempted in this section to highlight and discuss what it believes are the more significant financial data and operating information about the Company. As a summary, it is subject to and should be considered in connection with the more complete Financials attached hereto.

                  (a) Operations & Liquidity - Cofitras does not presently have any active business purposes or revenues and minimal assets or liabilities. Currently, the Company is solely engaged through a principal officer, Dennis Madsen, in seeking potential acquisition, merger, or other reorganizational opportunities by which the Company may obtain assets and an active business purpose. No assurance of success with regard to these efforts can be made, nor the terms under which a reorganization, acquisition, or business type of restructuring may be implemented. Shareholders should realize that any reorganization or restructuring of the Company for business purposes will almost certainly result in additional shares being issued to a merger or acquisition candidate supplying either an active business purpose and/or assets leading to pursuit of an active business purpose. The net result of any such reorganization is that the percentage of ownership of existing shareholders will almost certainly be reduced and shareholders may further suffer some dilution to their sharehold value. However, dilution is not anticipated to be a significant factor in any reorganization, since the current shares essentially have no tangible value based upon the lack of assets or other interest having value presently in the Company.

         The present Company must be solely valued upon its present worth as a inactive, no-asset based reporting company, sometimes referred to as a "public shell." At present the Company has an accumulated deficit of approximately $217,890. Current liabilities of approximately $4,650, with no material assets. As previously noted, the Company does not presently have, nor has it historically had, any revenues or resulting income. Costs of the Company, such as those incurred in filing these reports, are primarily being financed through loans or capital contributions to the Company from its principal shareholders.

         In the last audited Financial Statements for the Company for the period ending December 31, 1998, the auditors expressed an opinion that the Company may not be considered as a "going concern" due to lack of revenues or income. Management would further note that while its present management is actively engaged seeking acquisition or merger possibilities for the Company, unless such activities are successful within the next few months, the Company may not be able to continue to pay and discharge the cost of maintaining the Company as an active business corporation, and/or as a continuing Reporting Company under the Securities and Exchange Act of 1934.

         Shareholders will be notified when or if the Company is successful in a proposed form of reorganization and may be required to vote on approval or acceptance of such reorganization depending upon the type or nature of such a proposal.

         As previously noted in the last filed 10-KSB Report for the period ending December 31, 1998, the Company was substantially reorganized in a majority share acquisition closed as of March 1999. As a result of that Majority Share Acquisition, the following parties became the majority shareholders in the Company and also assumed management responsibilities.


                                   Percentage
                              Number of of Issued &
                                         Shares        Outstanding     Option or
  Name          Position                  Held            Shares        Rights*
-----------    ------------------      -----------      -----------    ---------
Mr. Damon      President/Director      2,666,667           30%             0
Madsen
Gregory        Vice                    2,666,667           30%             0
Stringham      President/Director
Dennis         Secretary/Treasurer     2,666,667           30%             0
Madsen         /Director

         * There are no outstanding options or similar stock rights in the Company to any person.

         Due to the lack of revenues or income in the Company, none of the officers or directors are presently receiving any compensation. Officers and directors may be allowed deferred compensation to be paid as part of a future reorganizational effort, if and when negotiated.

              BIOGRAPHICAL INFORMATION, PERTAINING TO THE FOREGOING
              OFFICERS AND DIRECTORS IS CONTAINED IN THE LAST FILED
             10-KSB REPORT OF THE COMPANY AND WAS CURRENT AS OF THAT
                            DECEMBER 31, 1998 REPORT.

         Management's general discussion of operations and Financial Statements is limited by and should be considered within the context of the actual Financial Statements and Notes attached thereto and incorporated as part of Item 1 above.

                  (b) Year 2000 Disclosure - As many of our shareholders and other interested parties may be aware, there is significant concern that certain computer programs and computers are not presently configured to recognize the year 2000 or succeeding years. This defect in computer functions could have a serious adverse impact upon your company and other industries if various computer programs and applications cease to function or function erroneously as we approach the year 2000.

         By way of practical illustration, software programs dealing with accounting and banking functions within the Company could misfunction or cease to function if not year 2000 compliant. The Company views the year 2000, or Y2K, compliance problems it may face to fall within three general categories:

                  (1) The potential impact on the Company's own information technology (IT Systems) consisting of stand alone computers and their integral software.

                  (2) The potential impact of the possibility of collateral failure or misfunction in non-IT systems due to their computer components such as telephone systems, security systems, Company vehicles, etc.

                  (3) The potential adverse effect upon the Company from year 2000 failure among third party service and product suppliers upon which the Company may depend in the future for its core products and services.

         The Company believes it is addressing its year 2000 potential problems related to its owned or leased IT systems. The Company has recently reviewed the computer and programs which it uses and determined both the computer and programs to be Y2K compliant.

         As to non-IT systems, the Company presently does not have any systems, but will insure that any such systems leased, bought, or acquired in the future are certified Y2K compliant.

         The Company, not having any present business purpose, cannot plan for future Y2K problems and compliance except to make such planning a criteria in any future business acquisition or pursuit.

                          PART II. - Other Information


Item 4. Submission of Matters to a Vote of Security Holders

         No matters were required to be submitted to shareholder vote during the quarter ending March 31, 1999 or are anticipated to be submitted during the second quarter of 1999.

Item 5. - Other Information.

         The Company knows of no other material information other than as described and set out above. For the interim period, the Company will be engaged in attempting to assimilate changes resulting from the Reorganization and to work to achieve a suitable merger or acquisition.

Item 6.  Exhibits and Reports on Form 8-K.

         (1) The attached unaudited Financials for the period ending March 31, 1999 are attached and incorporated as part I.

         (2) The Company  made no 8-K Filings in the  quarter  ending  March 31,
1999.

                           ..........................

         OTHER EXHIBITS:

                  NONE


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                          COFITRAS ENTERTAINMENT, INC.



Date: May 14, 1999              By  /s/ Damon Madsen
                                  ---------------------------
                                  Damon Madsen
                                  President/Director



Date: May 14, 1999              By /s/ Dennis Madsen
                                  ---------------------------
                                  Dennis Madsen
                                  Secretary/Treasurer
                                  Chief Financial Officer


                                           COFITRAS ENTERTAINMENT, INC.
                                         (A Development Stage Enterprises)
                                              CONDENSED BALANCE SHEET
                                                  MARCH 31, 1999
                                                    (UNAUDITED)




                                                      ASSETS

Total Assets                                                                                       $          --


                                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable                                                                              $       4,650
                                                                                                   -------------

         Total Current Liabilities                                                                         4,650

Stockholders' Deficit
     Common stock - $.001 par value; 75,000,000 shares
        authorized; 8,984,025 shares issued and outstanding                                                8,984
     Additional paid-in capital                                                                          204,256
     Deficit accumulated during the development stage                                                   (217,890)
                                                                                                   -------------

         Total Stockholders' Deficit                                                                      (4,650)

Total Liabilities and Stockholders' Deficit                                                        $          --


          See the accompanying notes to condensed financial statements.


                                           COFITRAS ENTERTAINMENT, INC.
                                         (A Development Stage Enterprise)
                                        CONDENSED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)



                                                                                                Cumulative From
                                                                                                 April 12, 1989
                                                                                                (Inception of the
                                                                For the Three Months            Development Stage)
                                                                   Ended March 31,                  through
                                                                 1999             1998           March 31, 1999
                                                          ---------------   --------------       --------------
General and Administrative Expenses                       $         3,011   $          505      $       217,890
                                                          ---------------   --------------      ---------------

Net Loss                                                  $        (3,011)  $         (505)     $       (217,890)
                                                          ===============   ==============      ================

Basic and Diluted Loss Per Share                          $         (0.00)  $        (0.00)     $         (0.23)
                                                          ===============   ==============      ===============

Weighted Average Common Shares
 Used in Per Share Calculation                                  8,984,025          984,025              930,860
                                                          ===============   ==============      ===============

          See the accompanying notes to condensed financial statements.




                          COFITRAS ENTERTAINMENT, INC.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               Cumulative From
                                                                                               April 12, 1989
                                                                                                (Beginning of
                                                            For the Three Months Ended        Development Stage)
                                                                    March 31,                      through
                                                              1999             1998             March 31, 1999
                                                        ----------------   --------------       --------------
Cash Flows From Operating Activities
  Net loss                                              $         (3,011)  $         (505)     $      (217,890)
  Adjustments to reconcile net loss to
     net cash provided by operating activities:
    Amortization                                                     --               --                 1,183
    Common stock issued for services                                 --               --                 9,000
  Change in assets and liabilities:
    Other assets                                                     --               --                11,029
    Payable to shareholder                                           --               --                (3,003)
    Accounts payable                                               3,011              505                7,153
                                                        ----------------   --------------      ---------------

  Net Cash Used by Operating Activities                              --               --              (192,528)
                                                        ----------------   --------------      ---------------

Cash Flows From Investing Activities
  Cash acquired upon reorganization
     of Company                                                      --               --                23,540
                                                        ----------------   --------------      ---------------

  Net Cash Provided by Investing Activities                          --               --                23,540
                                                        ----------------   --------------      ---------------

Cash Flows From Financing Activities
  Issuance of common stock for cash                                  --               --                86,500
  Additional capital contributed                                     --               --                82,488
                                                        ----------------   --------------      ---------------

  Net Cash Provided by Financing Activities                          --               --               168,988
                                                        ----------------   --------------      ---------------

Increase in Cash                                                     --               --                    --

Cash at Beginning of Period                                          --               --                    --

Cash at End of Period                                   $            --    $          --       $            --
                                                        ================   ==============      ===============

          See the accompanying notes to condensed financial statements.

                          COIFTRAS ENTERTAINMENT, INC.
                        (A Development Stage Enterprise)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization -- Cofitras Entertainment, Inc. (Company), was incorporated on January 26, 1986 as Vantage, Inc. in the State of Nevada. On April 12, 1989, the Company ceased its prior operations. April 12, 1989 is considered the date of inception as a development stage enterprise with its business purpose to seek a suitable merger/acquisition or joint venture candidate. In 1995, the Company changed its name from Vantage, Inc. to Cofitras Entertainment, Inc.

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

Basis of Presentation -- The Company has no operations and has accumulated losses since inception of the development stage of $217,890. This situation raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management is currently seeking one or more potential business ventures through acquiring or merging with a company with viable operations.

Basic and Diluted Loss Per Common Share -- In the fourth quarter 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Under SFAS 128, loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period.

NOTE 2-PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Security and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-KSB. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position at March 31, 1999 and the results of its operations and its cash flows for the three months ended March 31, 1999 and 1998 respectively. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 1999.