Form 10KSB/A
period 1998-12-31
COFITRAS ENTERTAINMENT INC
filed 1999-07-01
CIK 789667

AMENDMENT NO. 1
                                  FORM 10-KSB/A

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

Mark One

 X       ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(D)  OF THE  SECURITIES
---      EXCHANGE OF 1934

                  FOR THE FISCAL YEAR ENDED: December 31, 1998

                                       OR


--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM   TO N/A
                                                 ---   ---

                       COMMISSION FILE NUMBER: 33-03328-D

                          COFITRAS ENTERTAINMENT, INC.
        -----------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

              NEVADA                               87-0542172
      ----------------------        ---------------------------------------
      STATE OF INCORPORATION        (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

      7829 South 3500 East
      SALT LAKE CITY, UT                                 84121
      ----------------------------------------        ----------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)        (ZIP CODE)


       Registrant's telephone number, including area code: (801) 944-4452

           Attorney for Registrant - Julian D. Jensen: (801) 531-6600

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to files such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) X YES as to filing; (2) X Yes as
to requirement.                               ---                      ---

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

                         BASIS AND REASON FOR AMENDMENT

         Management discloses that it is filing this 10-KSB, amended, for the period ending December 31, 1998, because the previous narrative description and accounting information may not have sufficiently described the receipt and distribution of the $30,000 capital investment made by the new management group or current liabilities based upon subsequent events.

         Management   has  made,  due  to  subsequent   events,   certain  minor
adjustments to the Financial Statements primarily indicating:

            (i) that $27,137.00 of the $30,000 of new capital was paid as a termination to the prior CEO;

            (ii) that $2,863 of such $30,000 has been paid towards other debts and obligations of the Company. As of December 31, 1998, the Company had total current liabilities of $8,466 instead of the $1,639 previously reported. Other than the foregoing accounting matters, the Company knows of no other amendment or changes from the previously filed 10-KSB.

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 1998

                                     PART I

Item 1.  Description of Business...............................................3
Item 2.  Description of Property...............................................6
Item 3.  Legal Proceedings.....................................................6
Item 4.  Submission of matters to a Vote of Security Holders...................6

                                     PART II

Item 5.  Market for Registrant's Common Equity & Related Stockholder Matters...6
Item 6.  Management's Discussion & Analysis of Financial Condition &
         Results of Operations.................................................7
Item 7.  Financial Statements..................................................9
Item 8.  Changes in and Disagreements with Accountants on Accounting &
         Financial Disclosure.................................................10

                                    PART III

Item 9.  Directors & Executive Officers, Promoters & Control Persons,
         Compliance with Section 16 (a) of the Exchange Act...................10
Item 10. Executive Compensation...............................................11
Item 11. Security Ownership of Certain Beneficial Owners & Management.........12
Item 12. Certain Relationships & Related Transactions.........................12
Item 13. Exhibits & Reports on Form 8-K.......................................14

                                     PART I.
                                     -------

ITEM 1.  DESCRIPTION OF BUSINESS
-------------------------------

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

         2. The Company agreed to issue 8,000,000 reverse split shares to a group of private investors, acting though Mr. Dennis Madsen as their agent, for payment of $30,000 to the Company (subsequently paid in substantial part to Ms. Green) and a commitment to acquire the majority of the issued and outstanding shares. Mr. Dennis Madsen subsequently became the Secretary/Treasurer of the Company and his son, Damon Madsen, became the President pursuant to the majority share acquisition.

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

         The net capital gained by the corporation from this transaction is a commitment payable by Mr. Dennis Madsen to Cofitras to pay for up to $30,000 of corporate expenses as needed. Mr. Madsen has advanced a repayment of approximately $2,350 to date on this note for costs related to filing and other securities matters. The note requires repayment to be made no later than December 31, 1999. In the interim, Mr. Dennis Madsen has committed to pay funds as required by the Company. It is anticipated, based upon representations of Mr. Madsen, that the note will be fully paid in a timely manner. For accounting purposes, this $30,000 obligation will be treated as additional capital to be contributed.

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

         The Company has no employees. The Company presently maintains its business office at 7829 South 3500 East, Salt Lake City, Utah 84121, which is the home-business office of its Secretary/Treasurer. Mr. Madsen has not charged any fee for this accommodation..

ITEM 2.  DESCRIPTION OF PROPERTIES
----------------------------------

         The Company has no significant assets, property, or operating capital.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         The Company is not a party to, nor are its properties the subject of, any pending legal proceedings and no such proceedings are known to the Company to be threatened or contemplated by or against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         No matter was submitted to a vote of the security holders during the 4th quarter of the fiscal year covered by this report. A notice of the completed reorganization, as described above, was mailed to all shareholders of record.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------------------

                               Market Information

         To the knowledge of current management, their is no public trading market for the Company's stock.

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

ITEM 6.  MANAGEMENT'S  DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF
--------------------------------------------------------------------------------
OPERATIONS
----------

         As will be noted from the financial statements, the Company does not have any present revenues, income, or material assets. It does have a modest amount of accrued debt and liability, together with a commitment from its Secretary/Treasurer to contribute up to an additional $30,000 in capital as necessary. No detailed analysis of operations can be completed until or unless the Company is successful in obtaining a potential merger, acquisition, or other business relationship. At that time, the Company would intend to file the appropriate 8-K filing, which would contain a description of intended business activities and any pro forma consolidated financial statements pertaining to a potential merger or acquisition candidate.

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

ITEM 7. FINANCIAL STATEMENTS
----------------------------

         See attached financial statements.

ITEM 8.  CHANGES IN & DISAGREEMENTS  WITH  ACCOUNTANTS ON ACCOUNTING & FINANCIAL
--------------------------------------------------------------------------------
DISCLOSURE
----------

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


                                    PART III

ITEM 9.  DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS & CONTROL PERSONS, COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------


                    Identify Directors and Executive Officers

         Set forth below is certain information concerning each of the directors and executive officers of the Company as of December 31, 1998:

                                                                        With
                                                                      Company
Name                    Age           Position                         Since

Damon Madsen            25       Director/President                    11/98

Gregory Stringham       56       Director/Vice-President               11/98

Dennis Madsen           56       Director/Secretary/Treasurer &        11/98
                                 Chief Financial Officer


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

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT
---------------------------------------------------------------------

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

Name and Address                       Shares Beneficially  Percentage of Shares
of Beneficial Owner1                   Owned                Beneficially Owned2

Damon Madsen (Director/President)      2,666,667                    30%

Gregory Stringham (Director/Vice-Pre   2,666,667                    30%

Dennis Madsen (Director/Secretary/Tr   2,666,667                    30%


1There are no outstanding options or rights to acquire shares.

2Rounded to nearest whole percentage.


ITEM 12. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS
-----------------------------------------------------

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

ITEM 13. EXHIBITS AND REPORTS ON FROM 8-K
-----------------------------------------

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

Cofitras Entertainment, Inc.

(Registrant)



/s/                                                       June 30, 1999
-------------------------------                           -------------
Damon Madsen                                                   Date
President/Director



/s/                                                       June 30, 1999
-------------------------------                           -------------
Gregory Stringham                                              Date
Vice-President/Director



/s/                                                       June 30, 1999
-------------------------------                           -------------
Dennis Madsen                                                  Date
Secretary/Treasurer/Director
Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.       Description of Exhibits:

A                 Preliminary   Agreement  pertaining  to  Majority  Shareholder
                  Consent Previously filed December, 1998 8-K

B Majority Shareholder Consent to Majority Share Acquisition - Previously filed as Exhibit to December, 1998 8-K.

C Board Minutes pertaining to November 1998 Majority Share Acquisition Previously filed as an Exhibit to December, 1998 10-KSB.

D                 Closing  Statement  of March 5, 1999  pertaining  to  Majority
                  Share   Acquisition  -  Previously  filed  as  an  Exhibit  to
                  December, 1998 10-KSB.

E Notice to Shareholders related to Majority Share Acquisition and Reverse Split of Stock - Previously filed as an Exhibit to December, 1998 10-KSB.

F                 Consent of Independent Auditors

G                 Financial Data Schedule

H                 Financial Statements



                            FINANCIAL STATEMENT INDEX

Independent Auditor's Report....................................................

Balance Sheets..................................................................

Statements of Operations........................................................

Statements of Stockholders' Equity (Deficit)....................................

Statements of Cash Flows........................................................

Notes to the Financial Statements...............................................

                          COFITRAS ENTERTAINMENT, INC.
                        (A Development Stage Enterprise)







               REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                       AND
                              FINANCIAL STATEMENTS







                           December 31, 1998 and 1997
         and for the Cumulative Period from April 12, 1989 (Beginning of
                  Development Stage) through December 31, 1998




                            HANSEN, BARNETT & MAXWELL
                           A Professional Corporation
                          CERTIFIED PUBLIC ACCOUNTANTS

                          COFITRAS ENTERTAINMENT, INC.
                        (A Development Stage Enterprise)


                                TABLE OF CONTENTS


                                                                            Page

Report of Hansen Barnett & Maxwell, Independent Certified
Public 1ccountants                                                            1

Report of Jones, Jensen & Company, Independent Auditors                       2

Financial Statements:

         Balance Sheet - December 31, 1998                                    3

         Statements  of  Operations  for the Years  Ended
         December   31,   1998   and  1997  and  for  the
         Cumulative Period from April 12, 1989 (Inception
         of Development Stage) through4December 31, 1998                      4

         Statements  of  Stockholders'   Equity  for  the
         Cumulative Period from April 12, 1989 (Inception
         of Development  Stage) through December 31, 1996
         and for the years  ended  December  31, 1995 and
         1998                                                                 5

         Statements  of Cash  Flows for the  Years  Ended
         December   31,   1998   and  1997  and  for  the
         Cumulative Period from April 12, 1989 (Incept6on
         of Development Stage) through December 31, 1998                      6

Notes to 7inancial Statements                                                 7

                                ----------------

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


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Cofitras Entertainment, Inc.

We have audited the accompanying balance sheet of Cofitras Entertainment, Inc. (a development stage enterprise) as of December 31, 1998 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1998 and the cumulative period from April 12, 1989 (date of inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Cofitras Entertainment, Inc. from inception through December 31, 1997, were audited by other auditors whose report, dated June 18, 1998, on those statements included an explanatory paragraph referring to the uncertainty whether the Company would be able to continue as a going concern. Our opinion, in so far as it relates to the cumulative amounts for the period from inception through December 31, 1997, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors, provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Cofitras Entertainment, Inc. as of December 31, 1998 and the results of its operations and its cash flows for the year then ended and for the cumulative period from April 12, 1989 (date of inception) through December 31, 1998 in conformity with generally accepted accounting principles.

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


                                                 HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
June 18, 1999

                                  Jones, Jensen
                                    & Company

                  Certified Public Accountants and Consultants

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Cofitras Entertainment, Inc.
Salt Lake City, Utah

We have audited the accompanying statements of operations, stockholders' equity (deficit) and cash flows of Cofitras Entertainment, Inc. (a development stage company) for the year ended December 31, 1997 and from inception on April 12, 1989 through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In or opinion, the financial statements referred to above present fairly, in all material respects, the result of operations and cash flows of Cofitras Entertainment, Inc. for the year ended December 31, 1997, and from inception on April 12, 1989 through December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage company with no significant operating revenues to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Jones, Jensen & Company
Salt Lake City, Utah
June 18, 1998

                          COFITRAS ENTERTAINMENT, INC.
                        (A Development Stage Enterprises)
                                  BALANCE SHEET
                                December 31, 1998


                                     ASSETS

Total Assets                                                    $    --
                                                                =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current Liabilities
     Accounts payable                                           $   8,466
                                                                ---------
         Total Current Liabilities                                  8,466
                                                                ---------
Stockholders' Deficit
     Common stock - $0.001 par value; 75,000,000 shares
        authorized; 8,984,025 shares issued and outstanding         8,984
     Additional paid-in capital                                   204,256
     Deficit accumulated during the development stage            (221,706)
                                                                ---------

         Total Stockholders' Deficit                               (8,466)

Total Liabilities and Stockholders' Deficit                     $    --
                                                                =========


   The accompanying notes are an integral part of these financial statements.

                          COFITRAS ENTERTAINMENT, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS

                                                                        Cumulative From
                                                                         April 12, 1989
                                                 For the Years           (Beginning of
                                              Ended December 31,       Development Stage)
                                        ----------------------------        through
                                            1998             1997      December 31, 1998
                                        -----------      -----------      -----------
General and Administrative Expenses     $    28,776      $     2,363      $   221,706
                                        -----------      -----------      -----------

Net Loss                                    (28,776)     $    (2,363)     $  (221,706)
                                        ===========      ===========      ===========

Basic and Diluted Loss Per Share        $     (0.02)     $     (0.00)     $     (0.31)
                                        ===========      ===========      ===========

Weighted Average Number of
   Common Shares                          1,663,477          984,025          726,696
                                        ===========      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                          COFITRAS ENTERTAINMENT, INC.
                        (A Development Stage Enterprise)
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                           Deficit
                                                                                         Accumulated
                                                    Common Stock           Additional    During the          Total
                                             -------------------------      Paid-In      Development      Stockholders'
                                               Shares         Amount        Capital         Stage           Deficit
                                             ----------     ----------    -----------    -----------      ----------
Balance - April 12, 1989                     $   30,087     $       30     $   23,193     $     --        $   23,223

Shares issued for patent rights,
   March 19, $0.01 per share                    181,733            182            818           --             1,000

Shares issued for cash, April 1990,
   $0.86 per share                               30,815             31         26,469           --            26,500

Shares issued for cash, December 1990,
   $0.00 per share                                  167           --            5,000           --             5,000

Shares issued for services, December
   1991, $29.94 per share                         1,666              2          1,498           --             1,500

Shares issued for cash, December
   1992, $0.05 per share                        666,666            666         35,363           --            36,029

Shares issued for services, December
   1995, $0.10 per share                         72,891             73          7,427           --             7,500

Additional paid-in capital for the
   cumulative period April 12, 1989
   through December 31, 1996                       --             --           82,488           --            82,488

Net loss for the cumulative period April
   12, 1989 through December 31, 1996              --             --             --         (190,567)       (190,567)
                                             ----------     ----------     ----------     ----------      ----------

Balance - December 31, 1996                     984,025            984        182,256       (190,567)         (7,327)

Net loss for the year ended
   December 31, 1997                               --             --             --           (2,363)         (2,363)
                                             ----------     ----------     ----------     ----------      ----------

Balance - December 31, 1997                     984,025            984        182,256       (192,930)         (9,690)

Shares issued for cash, November 30,
   1998, $0.00 per share                      8,000,000          8,000         22,000           --            30,000

Net loss for the year ended
   December 31, 1998                               --             --             --          (28,776)        (28,776)
                                             ----------     ----------     ----------     ----------      ----------

Balance - December 31, 1998                   8,984,025     $    8,984     $  204,256     $ (221,706)     $   (8,466)
                                             ==========     ==========     ==========     ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                          COFITRAS ENTERTAINMENT, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS


                                                                                 Cumulative From
                                                                                  April 12, 1989
                                                         For the Years Ended      (Beginning of
                                                             December 31,       Development Stage)
                                                      ------------------------       through
                                                         1998           1997    December 31, 1998
                                                      ---------      ---------      ---------
Cash Flows From Operating Activities
    Net loss                                          $ (28,776)     $  (2,363)     $(221,706)
    Adjustments to reconcile net income to
       net cash provided by operating activities:
        Amortization                                       --             --            1,183
        Common stock issued for services                   --             --            9,000
    Change in operating assets and liabilities:
        Other assets                                       --             --           11,029
        Shareholder payable                                --             --           (3,003)
        Accounts payable                                 (1,224)         2,363         10,969
                                                      ---------      ---------      ---------

        Net Cash Used by Operating
           Activities                                   (30,000)          --         (192,528)
                                                      ---------      ---------      ---------

Cash Flows From Investing Activities
    Cash acquired upon reorganization
       of Company                                          --             --           23,540
                                                      ---------      ---------      ---------

        Net Cash Provided by
           Investing Activities                            --             --           23,540
                                                      ---------      ---------      ---------

Cash Flows From Financing Activities
    Issuance of common stock for cash                    30,000           --           86,500
    Additional capital contributed                         --             --           82,488
                                                      ---------      ---------      ---------

        Net Cash Provided by Financing
           Activities                                    30,000           --          168,988
                                                      ---------      ---------      ---------

Increase in Cash                                           --             --             --

Cash at Beginning of Period                                --             --             --

Cash at End of Period                                 $    --        $    --        $    --
                                                      =========      =========      =========


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

Use of Estamates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basis of Presentation -- The Company has no operations and has accumulated losses since inception of $221,706. This situation raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the amount and classification of liabilities that might result from the outcome of this uncertainty. Management is currently seeking one or more potential business ventures through acquiring or merging with a company with viable operations.

Basic and Diluted Loss Per Common Share -- In 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Under SFAS 128, loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. The adoption of SFAS 128 had no effect on basic or diluted loss per common share.

NOTE 2--EQUITY TRANSACTIONS

During the year ended December 31, 1998, the Company agreed to a 1-for-60 reverse stock split. Prior to the reverse stock split, the Company had 59,041,509 shares issued and outstanding. The reverse stock split reduced the issued and outstanding shares to 984,025. The accompanying financial statements have been restated to conform to the reverse stock split. Following the reverse stock split, the Company issued 8,000,000 shares of common stock for cash of $30,000 or $0.00 per common share to officers who now have a controlling interest in the Company. Additionally, these officers have committed to contribute up to $30,000 to the Company as additional capital for which no additional shares will be issued. Through April 13, 1999, an officer had contributed $2,350 to the Company.

                          COIFTRAS ENTERTAINMENT, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS


The Company used the $30,000 received from the issuance of common stock to reduce accounts payable by $2,863 and $27,137 was paid to an officer of the Company at the time of her termination as the President of the Company. The payment has been accounted for as compensation expense.

NOTE 3--INCOME TAXES

The Company has paid no federal or state income taxes for any period. The tax effect of the temporary difference that gave rise to the deferred tax asset at December 31,1998, is as follows:

         Operating loss carry forward               $  82,696
         Valuation allowance                          (82,696)
                                                    ---------

         Total Deferred Tax Assets                  $    --
                                                    =========

In 1998 and 1997, the valuation allowance increased by $10,733 and $881, respectively. As of December 31, 1998, the Company had net operating loss carry forwards for federal income tax reporting purposes of $221,706 which, if unused, will expire from 2001 through 2013. Due to the changes of ownership, the net operating losses may be subject to limitations under Section 382 of the Internal Revenue Code

The following is a reconciliation of the income tax computed using the federal statutory rate to the provision for income taxes:

                                                        1998          1997
                                                    ---------     ---------
         Tax at federal statutory rate (34%)        $  (9,784)    $  (803)
         State benefit, net of federal benefit           (950)        (78)
         Change in valuation allowance                 10,733         881
                                                    ---------     ---------

         Provision for Income Taxes                 $    --       $   --
                                                    =========     =========