Form 10QSB/A
period 1999-03-31
COFITRAS ENTERTAINMENT INC
filed 1999-07-01
CIK 789667

AMENDMENT NO. 1
                                  FORM 10-QSB/A

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         X      QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
        ---     SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED: March 31, 1999

                                       OR

        --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM  N/A   TO
                                       -------    -------

         COMMISSION FILE NUMBER :  33-03328-D

                          COFITRAS ENTERTAINMENT, INC.
             ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


            Nevada                                               87-0542172
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                                Identification #)

                              7829 South 3500 East
                           Salt Lake City, Utah 84121
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (801) 944-4452
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

YES  X  NO    as to filing      YES  X  NO    as to filing requirement
    ---   ---                      ---   ---

          The number of shares outstanding at March 31, 1999: 8,984,025

                         BASIS AND REASON FOR AMENDMENT

         Management discloses that it is filing this 10-QSB, amended, for the period ending March 31, 1999, because the previous narrative description and accounting information may not have sufficiently described the receipt and distribution of the $30,000 capital investment made by the new management group or current liabilities based upon subsequent events.

         Management   has  made,  due  to  subsequent   events,   certain  minor
adjustments to the Financial Statements primarily indicating:

            (i) that $27,137.00 of the $30,000 of new capital was paid as a termination to the prior CEO;

            (ii) that $2,863 of such $30,000 has been paid towards other debts and obligations of the Company. As of March 31, 1998, the Company had total current liabilities of $11,477 instead of the $4,650 previously reported. Other than the foregoing accounting matters, the Company knows of no other amendment or changes from the previously filed 10-QSB.

                          COFITRAS ENTERTAINMENT, INC.

                                      INDEX

                                                                          Page
                                                                          ----
PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements  ................................ Exhibit

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............3



PART II.  OTHER INFORMATION


         Item 4.           Submission of Matters to a Vote of
                           Security Holders.................................5

         Item 5.           Other Information................................5

         Item 6.           Exhibits.........................................6







                     [Inapplicable Items Have Been Omitted]

                         PART I. - Financial Information
                         -------------------------------


Item 1.  Financial Statements.  [Unaudited]
-----------------------------

         Attached hereto and incorporated by this reference are the unaudited Financials Statements for Cofitras Entertainment, Inc. for the three month period ending March 31, 1999.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

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

         The present Company must be solely valued upon its present worth as an inactive, no-asset based reporting company, sometimes referred to as a "public shell." At present the Company has an accumulated deficit of approximately $224,717. Current liabilities of approximately $11,477, with no material assets. As previously noted, the Company does not presently have, nor has it historically had, any revenues or resulting income. Costs of the Company, such as those incurred in filing these reports, are primarily being financed through loans or capital contributions to the Company from its principal shareholders.

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

=========================================================================================
                                                  Number of     Percentage of   Option or
    Name              Position                   Shares Held      Issued &       Rights*
                                                                 Outstanding
                                                                   Shares
-----------------------------------------------------------------------------------------
Mr. Damon        President/Director               2,666,667          30%            0
Madsen
-----------------------------------------------------------------------------------------
Gregory          Vice President/Director          2,666,667          30%            0
Stringham
-----------------------------------------------------------------------------------------
Dennis Madsen    Secretary/Treasurer/Director     2,666,667          30%            0
=========================================================================================

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

                          PART II. - Other Information
                          ----------------------------


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

         No matters were required to be submitted to shareholder vote during the quarter ending March 31, 1999 or are anticipated to be submitted during the second quarter of 1999.

Item 5. - Other Information.
----------------------------

         The Company knows of no other material information other than as described and set out above. For the interim period, the Company will be engaged in attempting to assimilate changes resulting from the Reorganization and to work to achieve a suitable merger or acquisition.

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

            (1) The attached unaudited Financials for the period ending March 31, 1999 are attached and incorporated as part I.

            (2) The Company made no 8-K Filings in the quarter ending March 31, 1999.

                           ..........................

         OTHER EXHIBITS:

              NONE


                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                          COFITRAS ENTERTAINMENT, INC.



Date: June 30, 1999              By
                                   ---------------------------
                                       Damon Madsen
                                       President/Director



Date: June 30, 1999              By
                                   ---------------------------
                                       Dennis Madsen
                                       Secretary/Treasurer
                                       Chief Financial Officer

                          COFITRAS ENTERTAINMENT, INC.
                        (A Development Stage Enterprises)
                             CONDENSED BALANCE SHEET
                                 MARCH 31, 1999
                                   (UNAUDITED)




                                     ASSETS

Total Assets                                                          $    --
                                                                      ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable                                                 $  11,477
                                                                      ----------

         Total Current Liabilities                                       11,477
                                                                      ----------

Stockholders' Deficit
     Common stock - $.001 par value; 75,000,000 shares
        authorized; 8,984,025 shares issued and outstanding               8,984
     Additional paid-in capital                                         204,256
     Deficit accumulated during the development stage                  (224,717)
                                                                      ----------


         Total Stockholders' Deficit                                    (11,477)
                                                                      ----------

Total Liabilities and Stockholders' Deficit                           $    --
                                                                      ==========


          See the accompanying notes to condensed financial statements.

                          COFITRAS ENTERTAINMENT, INC.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                        Cumulative From
                                                                        April 12, 1989
                                            For the Three Months       (Inception of the
                                                Ended March 31         Development Stage)
                                        ----------------------------        through
                                            1999             1998        March 31, 1999
                                        -----------      -----------      -----------
General and Administrative Expenses     $     3,011      $       505      $   224,717
                                        -----------      -----------      -----------

Net Loss                                $    (3,011)     $      (505)     $  (224,717)
                                        ===========      ===========      ===========

Basic and Diluted Loss Per Share        $     (0.00)     $     (0.00)     $     (0.24)
                                        ===========      ===========      ===========


Weighted Average Common Shares
 Used in Per Share Calculation            8,984,025          984,025          930,860
                                        ===========      ===========      ===========


         See the accompanying notes to condensed financial statements.

                          COFITRAS ENTERTAINMENT, INC.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Cumulative From
                                                                                 April 12, 1989
                                                   For the Three Months Ended    (Beginning of
                                                            March 31,           Development Stage)
                                                    ------------------------        through
                                                       1999           1998       March 31, 1999
                                                    ---------      ---------       ---------
Cash Flows From Operating Activities
  Net loss                                          $  (3,011)     $    (505)     $(224,717)
  Adjustments to reconcile net loss to
     net cash provided by operating activities:
    Amortization                                         --             --            1,183
    Common stock issued for services                     --             --            9,000
  Change in assets and liabilities:
    Other assets                                         --             --           11,029
    Payable to shareholder                               --             --           (3,003)
    Accounts payable                                    3,011            505         13,980
                                                    ---------      ---------      ---------

  Net Cash Used by Operating Activities                  --             --         (192,528)
                                                    ---------      ---------      ---------

Cash Flows From Investing Activities
  Cash acquired upon reorganization
     of Company                                          --             --           23,540
                                                    ---------      ---------      ---------

  Net Cash Provided by Investing Activities              --             --           23,540
                                                    ---------      ---------      ---------

Cash Flows From Financing Activities
  Issuance of common stock for cash                      --             --           86,500
  Additional capital contributed                         --             --           82,488
                                                    ---------      ---------      ---------

  Net Cash Provided by Financing Activities              --             --          168,988
                                                    ---------      ---------      ---------

Increase in Cash                                         --             --             --

Cash at Beginning of Period                              --             --             --

Cash at End of Period                               $    --        $    --        $    --
                                                    =========      =========      =========


         See the accompanying notes to condensed financial statements.

                          COIFTRAS ENTERTAINMENT, INC.
                        (A Development Stage Enterprise)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

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

Basis of Presentation -- The Company has no operations and has accumulated losses since inception of the development stage of $224,717. This situation raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management is currently seeking one or more potential business ventures through acquiring or merging with a company with viable operations.

Basic and Diluted Loss Per Common Share -- In the fourth quarter 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Under SFAS 128, loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period.

NOTE 2--PRESENTATION OF INTERIM FINANCIAL STATEMENTS
----------------------------------------------------

The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Security and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's most recent Annual Report on form 10-K. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position at March 31, 1999 and the results of its operations and its cash flows for the three months ended March 31, 1999 and 1998 respectively. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 1999.