Form 10QSB
period 1999-06-30
COFITRAS ENTERTAINMENT INC
filed 1999-08-16
CIK 789667

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTERLY PERIOD ENDED: June 30, 1999
                                       OR
                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM   N/A      TO
                                         -----        -----

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

YES  X     NO    as to filing         YES   X    NO    as to filing requirement
    ---      ---                           ---     ---
         The number of shares outstanding at June 30, 1999: 8,984,025

                          COFITRAS ENTERTAINMENT, INC.

                                      INDEX

                                                                                           Page
                                                                                           ----
PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements....................................................Exhibit

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..............................8



PART II.  OTHER INFORMATION


         Item 4.           Submission of Matters to a Vote of
                           Security Holders.................................................10

         Item 5.           Other Information................................................10

         Item 6.           Exhibits.........................................................11








                     [Inapplicable Items Have Been Omitted]

                                           COFITRAS ENTERTAINMENT, INC.
                                         (A Development Stage Enterprises)
                                              CONDENSED BALANCE SHEET
                                                   June 30, 1999
                                                    (UNAUDITED)


                                                      ASSETS

Current Assets
     Deposit with legal counsel                                                                    $         659
         Total Current Assets                                                                                659
                                                                                                   -------------
Total Assets                                                                                       $         659
                                                                                                   =============

                                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable                                                                              $      19,280
                                                                                                   -------------
         Total Current Liabilities                                                                        19,280
                                                                                                   -------------
Stockholders' Deficit
     Common stock - $0.001 par value; 75,000,000 shares
        authorized; 8,984,025 shares issued and outstanding                                                8,984
     Additional paid-in capital                                                                          206,934
     Deficit accumulated during the development stage                                                   (234,539)
                                                                                                   -------------
         Total Stockholders' Deficit                                                                     (18,621)
                                                                                                   -------------
Total Liabilities and Stockholders' Equity                                                         $         659
                                                                                                   =============


          See the accompanying notes to condensed financial statements.

                                           COFITRAS ENTERTAINMENT, INC.
                                         (A Development Stage Enterprise)
                                        CONDENSED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                                                                   Cumulative From
                                                                                                    April 12, 1989
                                                 For the Three Months     For the Six Months        (Beginning of
                                                    Ended June 30,           Ended June 30,       Development Stage)
                                           --------------------------  ----------------------         through
                                               1999           1998        1999        1998         June 30, 1999
                                           -----------  -------------  ----------  ----------   ------------------

General and Administrative Expenses        $     9,822  $       1,936  $   12,833  $    2,441   $          234,539
                                           -----------  -------------  ----------  ----------   ------------------

Net Loss                                   $    (9,822) $      (1,936) $  (12,833) $   (2,441)  $         (234,539)
                                           ===========  =============  ==========  ==========   ==================

Basic and Diluted Loss Per Share           $     (0.00) $       (0.00) $    (0.00) $    (0.00)  $            (0.21)
                                           ===========  =============  ==========  ==========   ==================

Weighted Average Common Shares
   Used in Per Share Calculation             8,984,025        984,025   8,984,025     984,025   $        1,127,279
                                           ===========  =============  ==========  ==========   ==================



          See the accompanying notes to condensed financial statements.

                          COFITRAS ENTERTAINMENT, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                               Cumulative From
                                                                                                April 12, 1989
                                                               For the Six Months Ended          (Beginning of
                                                            -----------------------------      Development Stage)
                                                                       June  30,                    through
                                                                 1999             1998           June 30, 1999
                                                             -----------      -----------      -----------------

Cash Flows From Operating Activities
    Net loss                                                 $   (12,833)     $    (2,441)     $      (234,539)
    Adjustments to reconcile net loss to
       net cash used by operating activities:
        Amortization                                                 --               --                 1,183
        Common stock issued for services                             --               --                 9,000
        Expenses paid by shareholder                                 678              --                   678
    Change in assets and liabilities:
        Net change in deposit with legal counsel                    (659)             --                  (659)
        Other assets                                                 --               --                11,029
        Payable to shareholder                                       --               --                (3,003)
        Accounts payable                                          10,814              926               21,783
                                                             -----------      -----------      ---------------

        Net Cash Used by Operating
           Activities                                             (2,000)          (1,515)            (194,528)
                                                             -----------      -----------      ---------------

Cash Flows From Investing Activities
    Cash acquired upon reorganization
       of Company                                                    --               --                23,540
                                                             -----------      -----------      ---------------

        Net Cash Provided by Investing Activities                    --               --                23,540
                                                             -----------      -----------      ---------------

Cash Flows From Financing Activities
    Borrowings from shareholder                                      --             5,000               13,800
    Principal payments on borrowings
       from shareholder                                              --               --               (13,800)
    Issuance of common stock for cash                                --               --                86,500
    Additional capital contributed                                 2,000              --                84,488
                                                             -----------      -----------      ---------------

        Net Cash Provided by Financing Activities                  2.000            5,000              170,988
                                                             -----------      -----------      ---------------

Increase in Cash                                                     --             3,485                  --

Cash at Beginning of Period                                          --               --                   --
                                                             -----------      -----------      ---------------
Cash at End of Period                                        $       --       $     3,485      $           --
                                                             ===========      ===========      ===============


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

         Basis of Presentation -- The Company has no operations and has accumulated losses since inception of $234,539. This situation raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the amount and classification of liabilities that might result from the outcome of this uncertainty. Management is currently seeking one or more potential business ventures through acquiring or merging with a company with viable operations.

         Basic and Diluted Loss Per Common Share -- In the fourth quarter 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Under SFAS 128, loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. The adoption of SFAS 128 had no effect on basis or diluted loss per common share.

NOTE 2-PRESENTATION OF INTERIM FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Security and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-KSB. In the opinion of

                          COIFTRAS ENTERTAINMENT, INC.
                        (A Development Stage Enterprise)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

         management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position, the results of its operations and its cash flows for the periods presented. The results of operations of the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 1999.

NOTE 3-DEPOSIT WITH LEGAL COUNCIL

         In April and June 1999, a shareholder contributed additional capital totaling $2,000 for which no additional shares were issued. These funds were held in a trust fund by the company's legal Counsel and used to pay Company expenses during the three months ended June 30, 1999. The balance remaining in the trust account was $659 as of June 30, 1999.

                         PART I. - Financial Information
                         -------------------------------


Item 1. Financial Statements.  [Unaudited]
------------------------------------------

         Attached hereto and incorporated by this reference are the unaudited Financials Statements for Cofitras Entertainment, Inc. for the three month period ending June 30, 1999.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations.
-----------------------
         Management's discussion and analysis may contain forward-looking statements that involve risks and uncertainties. The statements contained in this 10-QSB Report that are not purely historical are forward-looking statements within the meaning of Section 21 E of the Exchange Act, including, without limitation, statements regarding the Company's expectations, beliefs, estimates, intentions, and strategies about the future. Words such as, "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "projects," "predicts," or variations of such words and similar expressions are intended to identify such forward-looking statements, but their absence does not mean the statement is not forward-looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements as a result of various factors.

         Management has attempted in this section to highlight and discuss what it believes are the more significant financial data and operating information about the Company. As a summary, it is subject to and should be considered in connection with the more complete Financials attached hereto.

                  (a)  Operations & Liquidity - Cofitras does not presently have any active business purposes or revenues and minimal assets. While current liabilities are relatively modest ($19,280), the Company does not have any current cash flow with which it may discharge such liabilities. Currently, the Company is solely engaged through a principal officer, Dennis Madsen, in seeking potential acquisition, merger, or other reorganizational opportunities by which the Company may obtain assets and an active business purpose. No assurance of success with regard to these efforts can be made, nor the terms under which a reorganization, acquisition, or business type of restructuring may be implemented. Shareholders should realize that any reorganization or restructuring of the Company for business purposes will almost certainly result in additional shares being issued to a merger or acquisition candidate supplying either an active business purpose and/or assets leading to pursuit of an active business purpose. The net result of any such reorganization is that the percentage of ownership of existing shareholders will almost certainly be significantly reduced and shareholders may further suffer some dilution to their sharehold value. However, dilution is not anticipated to be a significant factor in any reorganization, since the current shares essentially have no tangible value based upon the lack of assets or other interest having value presently in the Company.

         The present Company must be solely valued upon its present worth as an inactive, no-asset based reporting company, sometimes referred to as a "public shell." At present the Company has an accumulated deficit of approximately $234,539, and current liabilities of approximately $19,280, with no material assets. As previously noted, the Company does not presently have, nor has it historically had, any revenues or resulting income. Costs of the Company, such as those incurred in filing these reports, are primarily being financed through loans or capital contributions to the Company from its principal shareholders, or carried as accounts payable.

         In the last audited Financial Statements for the Company for the period ending December 31, 1998, the auditors expressed an opinion that the Company may not be considered as a "going concern" due to lack of revenues or income. Management would further note that while its present management is actively engaged in seeking acquisition or merger possibilities for the Company, unless such activities are successful within the next few months, the Company may not be able to continue to pay and discharge the cost of maintaining the Company as an active business corporation, and/or as a continuing Reporting Company under the Securities and Exchange Act of 1934.

         Shareholders will be notified when or if the Company is successful in a proposed form of reorganization and may be required to vote on approval or acceptance of such reorganization depending upon the type or nature of such a reorganization proposal.

         As previously noted in the last filed 10-KSB Report for the period ending December 31, 1998, the Company was substantially reorganized in a majority share acquisition closed as of March 1999. As a result of that Majority Share Acquisition, the following parties became the majority shareholders in the Company and also assumed management responsibilities.

----------------------------------------------------------------------------------------------------------------------------
                                                                        Number of           Percentage of          Option or
          Name                            Position                     Shares Held            Issued &              Rights*
                                                                                             Outstanding
                                                                                               Shares
----------------------------------------------------------------------------------------------------------------------------
Mr. Damon                  President/Director                           2,666,667                30%                   0
Madsen
----------------------------------------------------------------------------------------------------------------------------
Gregory                    Vice President/Director                      2,666,667                30%                   0
Stringham
----------------------------------------------------------------------------------------------------------------------------
Dennis Madsen              Secretary/Treasurer/Director                 2,666,667                30%                   0
----------------------------------------------------------------------------------------------------------------------------

         * There are no outstanding options or similar stock rights in the Company to any person.

         Due to the lack of revenues or income in the Company, none of the officers or directors are presently receiving any compensation. Officers and directors may be allowed deferred compensation in cash or shares to be paid as part of a future reorganizational effort, if and when negotiated.

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

                  (3) The potential adverse effect upon the Company from year 2000 failure among third party service and product suppliers upon which the Company may depend in the future for any core products and services.

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

         The Company, not having any present business purpose, cannot plan for future Y2K problems and compliance by third parties, except to make such planning a criteria in any future business acquisition or pursuit.

                          PART II. - Other Information
                          ----------------------------


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

         No matters were required to be submitted to shareholder vote during the quarter ending June 30, 1999 or are anticipated to be submitted during the third quarter of 1999.

Item 5. - Other Information.
----------------------------

         The Company knows of no other material information other than as described and set out above. For the interim period, the Company will be engaged in attempting to assimilate changes resulting from the prior Reorganization and to work to achieve a suitable merger or acquisition.


Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

         (1) The attached unaudited Financials for the period ending June 30, 1999 are attached and incorporated as part I.

         (2) The  Company  made no 8-K  Filings in the  quarter  ending June 30,
1999.
                                    ..........................

         OTHER EXHIBITS:

                  NONE


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                          COFITRAS ENTERTAINMENT, INC.



Date: August 13, 1999              By
                                     ---------------------------
                                          Damon Madsen
                                          President/Director



Date: August 13, 1999              By
                                     ---------------------------
                                          Dennis Madsen
                                          Secretary/Treasurer
                                          Chief Financial Officer