Form 10QSB/A
period 1999-06-30
COFITRAS ENTERTAINMENT INC
filed 1999-08-16
CIK 789667

FORM 10-QSB/A

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



                                      - 1 -

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


                          COFITRAS ENTERTAINMENT, INC.




Date: August 13, 1999              By  /s/Damon Madsen
                                     ---------------------------
                                          Damon Madsen
                                          President/Director



Date: August 13, 1999              By  /s/Damom Madsen
                                     ---------------------------
                                          Dennis Madsen
                                          Secretary/Treasurer
                                          Chief Financial Officer