Form 10QSB
period 1999-09-30
BINGOGOLD COM INC
filed 1999-12-10
CIK 789667

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1999
                       Commission File Number:  033-90355

        NEVADA                     454390                87-0542172
 (STATE OF INCORPORATION)    (PRIMARY STANDARD         (IRS EMPLOYER
                                 INDUSTRIAL        INDENIFICATION NUMBER)
                               CLASSIFICATION
                                CODE NUMER)

                            BINGOGOLD.COM, INC.
             ------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X             No___

As of September 30, 1999, the Registrant had 8,984,064 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__  No X

                          BINGOGOLD.COM, INC.

                                 INDEX


PART I.           FINANCIAL INFORMATION


     Item 1.      Financial Statements
     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

     Item 4.      Submission of Matters to a Vote of
                  SecurityHolders

     Item 5.      Other Information

     Item 6.      Exhibits

                     [Inapplicable Items Have Been Omitted]

                              BINGOGOLD.COM, INC.
                       (A Development Stage Company)
                           CONDENSED BALANCE SHEET
                              September 30, 1999
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

                              BINGOGOLD.COM, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            Cumulative From
                                                            April 12, 1989
                 For the Six Months   For the Nine Months   (Beginning of
                    Ended June 30,    Ended  Sept. 30,      Development Stage)
                 ------------------   ------------------    through
                   1999       1998     1999       1998      September 30, 1999
                 -------    -------   -------   --------    ------------------


General and
Administrative
Expenses        $   9,822   $ 1,936   $  12,833  $ 2,441      $     234,539
                ---------   -------   ---------  -------      -------------

Net Loss        $  (9,822) $(1,936)   $ (12,833) $(2,441)     $    (234,539)
                ========== ========   ========== ========     ==============

Basic and
Diluted Loss
Per Share       $   (0.00) $ (0.00)   $   (0.00) $ (0.00)     $      (0.21)
                ========== ========   ========== ========     =============

Weighted
Average Common
Shares Used in
Per Share
Calculation      8,984,025  984,025    8,984,025 984,025     $   1,127,279
                 ========= ========   ========== =======     =============


         See the accompanying notes to condensed financial statements.

                              BINGOGOLD.COM, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                            Cumulative From
                                                            April 12, 1989
                              For the Nine Months Ended     (Beginning of
                              -------------------------     Development Stage)
                                    September  30,               through
                                 1999           1998        September 30, 1999
                              -----------   -----------     ------------------


Cash Flows From Operating
   Activities
     Net loss                 $  (12,833)   $   (2,441)     $      (234,539)
 Adjustments to reconcile
     net loss to net cash
     used by operating
     activities:
       Amortization               --               --                 1,183
       Common stock issued
         for services             --               --                 9,000
        Expenses paid by
        shareholder                  678           --                   678
    Change in assets and
       liabilities:
        Net change in deposit
          with legal counsel        (659)          --                  (659)
        Other assets              --               --                11,029
        Payable to shareholder    --               --                (3,003)
        Accounts payable          10,814              926               21,783
                              ----------      -----------      ---------------

   Net Cash Used by Operating
        Activities                (2,000)          (1,515)            (194,528)
                              -----------      -----------      ---------------

Cash Flows From Investing
 Activities Cash acquired
  upon reorganization
  of Company                        --               --                23,540
                              -----------      -----------      ---------------

   Net Cash Provided by
   Investing Activities             --               --                23,540
                              -----------      -----------      ---------------

Cash Flows From Financing
  Activities Borrowings
  from shareholder                  --             5,000               13,800
  Principal payments on
  borrowings from shareholder       --               --               (13,800)
    Issuance of common stock
    for cash                        --               --                86,500
    Additional capital
       contributed                 2,000             --                84,488
                              ----------      -----------      ---------------
 Net Cash Provided by
   Financing Activities            2,000           5,000              170,988
                              ----------      -----------      ---------------

Increase in Cash                    --             3,485                  --

Cash at Beginning of Period         --               --                   --
                              ----------      -----------      ---------------
Cash at End of Period         $     --        $    3,485         $        --
                             ===========      ===========      ===============


         See the accompanying notes to condensed financial  statements.

                                 BINGOGOLD.COM, INC.
                         (A Development Stage Enterprise)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization -- Cofitras Entertainment, Inc. (Company), was incorporated on January 26,1986 as Vantage, Inc. in the State of Nevada. On April 12, 1989, the Company ceased operations and is currently considered a development stage enterprise with its business purpose being seeking a suitable merger/acquisition or joint venture candidate. In 1995, the Company changed its name from Vantage, Inc. to COFITRAS ENTERTAINMENT, INC. In 1999, the Company changed ins name to BINGOGOLD.COM, INC.

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

NOTE 2-PRESENTATION OF INTERIM FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Security and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-KSB. In the opinion of

                                 BINGOGOLD.COM, INC.
                        (A Development Stage Enterprise)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Continued)

         management,   these  financial   statements   include all  adjustments
         (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position, the results of its operations and its cash flows for the periods presented. The results of operations of the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending
         December 31, 1999.

NOTE 3 - DEPOSIT WITH LEGAL COUNCIL

         In April and June 1999, a shareholder contributed additional capital totaling $2,000 for which no additional shares were issued. These funds were held in a trust fund by the company's legal Counsel and used to pay Company expenses during the three months ended September 30, 1999. The balance remaining in the trust account was $659 as of September 30, 1999.

                         PART I. - Financial Information
                         -------------------------------


Item 1. Financial Statements.  [Unaudited]
------------------------------------------

         Attached hereto and incorporated by this reference are the unaudited Financials Statements for Cofitras Entertainment, Inc. for the nine month period ending September 30, 1999.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Opertions.
         -------------------------------------------------

         Management's   discussion  and  analysis  may  contain
forward-looking statements that involve risks and uncertainties. The statements contained in this 10-QSB Report that are not purely historical are forward-looking statements within the meaning of Section 21 E of the Exchange Act, including, without limitation, statements regarding the Company's expectations, beliefs, estimates, intentions, and strategies about the future. Words such as, "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "projects," "predicts," or ariations of such words and similar expressions are intended to identify such forward-looking statements, but their absence does not mean the statement is not forward-looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements as a result of various factors.

         Management has attempted in this section to highlight and discuss what it believes are the more significant financial data and operating information about the Company. As a summary, it is subject to and should be considered in connection with the more complete Financials attached hereto.

         (a)  Operations & Liquidity - Cofitras does not presently have any active  business purposes or revenues and minimal  assets.
While  current liabilities are relatively modest ($19,280), the Company does not have any current cash flow with which it may discharge such liabilities. Currently, the Company is solely engaged through a principal officer, Damon Madsen, in seeking potential acquisition, merger, or other reorganizational opportunities by which the Company may obtain assets and an active business purpose. No assurance of success with regard to these efforts can be made, nor the terms under which a reorganization,
acquisition, or business type  of restructuring   may  be implemented.
Shareholders   should   realize   that  any reorganization   or
restructuring of the Company for business purposes will almost certainly result in additional shares being issued to a merger or acquisition candidate supplying either an active business purpose and/or assets leading to pursuit of an active business purpose. The net result of any such reorganization is that the percentage of ownership of existing shareholders will almost certainly be significantly reduced and shareholders may further suffer some dilution to their sharehold value. However, dilution is not anticipated to be a significant factor in any reorganization, since the current shares essentially have no tangible value based upon the lack of assets or other interest having value presently in the Company.

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

                                   Number of     Percentage of  Option or
    Name         Position          Shares Held     Issued &      Rights*
                                                 Outstanding
                                                    Shares

Damon Madsen       Pres/Director     2,666,667       30%             0

Gregory Stringham  VP/Director       2,666,667       30%             0

Dennis Madsen      Sec/Treas/        2,666,667       30%             0
                   Director

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

                          PART II. - Other Information
                          ----------------------------


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

         No matters were required to be submitted to shareholder vote during the quarter ending September 30, 1999 or are anticipated to be submitted during the third quarter of 1999.

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

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

         (1) The attached unaudited Financials for the period ending September 30, 1999 are attached and incorporated as part I.

         (2) The Company made no 8-K Filings in the quarter ending September 30, 1999.

         OTHER EXHIBITS:

          NONE


                                   SIGNATURES

     Pursuant to the  requirements  of the Securities  Exchange
Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BINGOGOLD.COM, INC.


Date: December 9, 1999            By:-------------------------
                                     Richard D. Wilk
                                     President, Secretary and
                                     Treasurer


[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FDS --


[ARTICLE]    5

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]               DEC-31-1999
[PERIOD-END]                    SEP-30-1999
[CASH]                                                 659
[SECURITIES]                                             0
[RECEIVABLES]                                            0
[ALLOWANCES]                                             0
[INVENTORY]                                              0
[CURRENT-ASSETS]                                       659
[PP&E]                                                   0
[DEPRECIATION]                                           0
[TOTAL-ASSETS]                                           0
[CURRENT-LIABILITIES]                               (19280)
[BONDS]                                                  0
[PREFERRED-MANDATORY]                                    0
[PREFERRED]                                              0
[COMMON]                                           8984025
[OTHER-SE]                                               0
[TOTAL-LIABILITY-AND-EQUITY]                       (234539)
[SALES]                                                  0
[TOTAL-REVENUES]                                         0
[CGS]                                                    0
[TOTAL-COSTS]                                            0
[OTHER-EXPENSES]                                         0
[LOSS-PROVISION]                                         0
[INTEREST-EXPENSE]                                       0
[INCOME-PRETAX]                                          0
[INCOME-TAX]                                             0
[INCOME-CONTINUING]                                      0
[DISCONTINUED]                                           0
[EXTRAORDINARY]                                          0
[CHANGES]                                                0
[NET-INCOME]                                             0
[EPS-BASIC]                                              0
[EPS-DILUTED]                                            0


