Form 10KSB
period 1999-12-31
BINGOGOLD COM INC
filed 2000-04-14
CIK 789667

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549


FORM 10-KSB
ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the year ended December 31, 1999.


Commission File Number 033-90355


GAMEWEAVER.COM, INC.
(Exact name of registrant as specified in its charter)

Nevada							                                     87-0542172
(State of organization)            (I.R.S. Employer Identification No.)

543 Granville Street, Suite 303, Vancouver, BC  V6C 1XB
 (Address of principal executive offices)

Registrant's telephone number, including area code: (604) 351-8812

Registrant' Attorney:  Shawn F. Hackman, Esq.
                       3360 W. Sahara, Suite 200
                       Las Vegas, NV  89102
                       Tele: 702-732-2253
                       Fax:  702-940-4006

Securities registered under Section 12(g) of the Exchange Act:
	Common Stock, $.001 par value per share

Check whether the issuer (1) filed all reports required to be file by
Section 13 or 15(d) of the Exchange Act during the past 12 months and
(2) has been subject to such filing requirements for the past 90 days.
YES  (x)

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
PART III of this Form 10-KSB or any amendments to this Form 10-KSB.  []

Issuer's Revenue during the year ended December 31, 1999:  $0


DOCUMENTS INCORPORATED BY REFERENCE:

The Company's form SB-2/A filed on March 15th, 2000, The Company's Form 10K dated December 31, 1997 and the exhibits thereto, are incorporated by reference. A list of those exhibits is provided.




PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Background
Gameweaver.com, Inc. (the "Company or "Registrant") was incorporated on January 26, 1986 as Vantage, Inc., a Nevada corporation. In 1995, the Company changed its name from Vantage, Inc. to Cofitras Entertainment, Inc. and in 1999 changed its name from Cofitras Entertainment, Inc. to Gameweaver.com, Inc.

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

In November 1999, the Company entered into an acquisition agreement with Gameweaver, a NV corporation. Pursuant to this agreement,
5,000,000
shares were issued in the acquisition. In November 1999, the Company also filed an S-8 registering 750,000 shares. An S-4 and SB-2 registration were filed by the Company, yet both have subsequently withdrawn.

Business of Issuer


Industry/Marketing Overview

One of the fastest growing segments of the Internet continues to be the Entertainment Industry. By providing high quality, innovative games in addition to content, tied in with a strong Loyalty Program, the Company intends to attract and retain Members.

Combining the strong Loyalty Program with a Permission E-Mail program Gameweaver believes that it may strengthen even further the relationship that it builds with Members in addition to strengthening the quality of service that it provides to its advertisers and sponsors. A recent study by LMT Strategies found that more than half of the e-mail users feel positively about permission marketing and that nearly three quarters of users respond to permission e-mail with some frequency. Additionally, it was found that Permission E-Mail marketing was five times more cost effective than direct mail and 20 times more effective than Web banners. Furthermore, the study found that properly constructed Permission E-Mail campaigns increased loyalty amongst recipients.

Online Direct Marketing

Various forms of online direct marketing to generate sales of products or services are engaged in by business operating in the electronic commerce market place. Direct marketing is advertising that is intended to generate a specific response or action from a targeted group of consumers. Examples of traditional forms of direct marketing include catalog mailings, magazine inserts and telecasters. According to the Direct Marketing Association, 1998 direct marketing advertising commitments to totaled $163 billion in the United States alone. E-Mail and web-based promotion are the typical forms of online direct marketing. The particular attraction of online direct marketing to advertisers is that they can use tools that are not available in traditional media, such as measurements of click-through rates and one-click response to email offers. These tools provide the advertisers with near immediate feedback regarding their marketing campaigns, permitting them to tailor new messages and targeted offers.

Website

Gameweaver currently maintains a website at Gameweaver.com.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company neither owns nor leases any real property at this time.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4.	SUBMISSION OF MATTERS TO SHAREHOLDERS' VOTE

During the fourth quarter of 1999, no matters were submitted to the shareholders of the Company for their vote.

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


The Company is currently traded on the OTCBB under the symbol GMWR.


DATE              VOLUME        HIGH/ASK           LOW/BID      CLOSE
4/09/99             200          4                 0 3/4        0 3/4
5/7/99            1,800          0 3/4             0 3/4        0 3/4
12/17/99         16,206          2 3/4             2 3/16       2 3/16
12/23/99        234,300          2 3/8             1 1/2        1 1/2
12/31/99         90,300          1 7/8             1 1/2        1 1/2

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS


NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS
This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward-looking statements contained in this Statement.


Corporate Objectives and Strategy

The Company objective is to become a leading provider of online direct marketing and loyalty programs, establishing a niche, providing high quality entertainment in the form of unique games and gaming to create site loyalty, coupled with a point system to enhance the loyalty of the sites, reinforcing visitors to return to the site. The Company's strategy is to acquire and/or license additional unique games to enhance the uniqueness and quality of this entertainment and content of the sites while integrating targeted email; and web-based direct marketing offers with online loyalty programs to create valuable benefits for both our consumer members and our business partners. Using this strategy provides the consumers the opportunity to earn rewards by playing, participating and responding to online offers and providing business with online customer acquisition and retention tools.


ITEM 7.	FINANCIAL STATEMENTS.

The financial statements and supplemental data required by this item 7 follow the index of financial statements appearing at Item 13 of this Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
		AND FINANCIAL DISCLOSURES.

Gameweaver has recently changed accountants after a change in Management. Gameweavers current auditor is MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.




ITEM 9.  	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
		PERSONS.



The names, ages, and respective positions of the directors, officers, and significant employees of Gameweaver.com, Inc. are set forth below. All these persons have held their positions since 1998.



Name                                      Position

Richard J. Wilk                          President
Miju Stinson                             Secretary and Treasurer


Richard J. Wilk, age 52, is the President of Gameweaver.com. From 1973 through 1996, Mr. Wilk has been employed by IBM Canada LTD.

Miju Stinson is the Secretary and Treasurer of Gameweaver.com.
She is a senior IT professional with twenty-two years experience in computer industry, working for IBM Canada LTD. Ms Stinson has held numerous responsibilities and titles with IBM, including sales and production team leadership roles, technical marketing support, systems engineer, and more recently, senior software sales representative.


ITEM 10. 	EXECUTIVE COMPENSATION

(a) No officer or director of the Company is receiving any remuneration at this time.

(b) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the corporation or any of its subsidiaries.

(c) Future remuneration is contemplated when the company has achieved a profit.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		MANAGEMENT.

The following table sets forth, as of the date of this Prospectus, the outstanding Shares of common stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company's Common Stock, and the name and share holdings of each officer and director and all officers and directors as a group.

Title of Class  	  Name of Beneficial     Amount and Nature of   Percent of Class
                   Owner (1)              Beneficial Owner (2)

Common Stock       Richard Wilk,          100,000                     1.0%
                   President


(1) None of the Officers, Directors or existing shareholders do not have the right to acquire any amount of the Shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There are no relationships, transactions, or proposed transactions to which the registrant was or is to be a party, in which any of the named persons set forth in Item 404 of Regulation SB had or is to have a direct or indirect material interest.

ITEM 13.	FINANCIAL EXHIBITS







	GAMEWEAVER.COM, INC.
	(A DEVELOPMENT STAGE COMPANY)

	FINANCIAL STATEMENTS

	DECEMBER 31, 1999 AND 1998


	GAMEWEAVER.COM, INC.
	(A DEVELOPMENT STAGE COMPANY)
	FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998







	INDEX


INDEPENDENT AUDITORS' REPORT							  1


BALANCE SHEETS										  2


STATEMENTS OF OPERATIONS							 	  3


STATEMENT OF STOCKHOLDERS' DEFICIT						  4


STATEMENTS OF CASH FLOWS								  5


NOTES TO FINANCIAL STATEMENTS							6 - 9













	INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
GAMEWEAVER.COM, INC.

We have audited the accompanying balance sheet of Gameweaver.com, Inc.
(a Development Stage Company) as of December 31, 1999 and the related statements of operations, stockholders' deficit and cash flows for the year then ended and for the period from (April 12, 1989) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying financial statements of Gamew We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
 An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overal

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gameweaver.com, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended and for the period from April 12, 1989 to December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no operations which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



					MERDINGER, FRUCHTER, ROSEN & CORSO, P.C
					Certified Public Accountants
     Los Angeles, California
     April 14, 2000

GAMEWEAVER.COM, INC.
( A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS



                                								              December 31,
							                                           1999     	     1998
	ASSETS
		TOTAL ASSETS	                               $               -	$  -

	LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
	Accounts payable and accrued expenses	$               -	$       1,639
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
	Common stock, $.001 par value; 75,000,000 shares
	 authorized, 3,904,675 and 2,994,675 shares issued
	 and outstanding, respectively	3,905	2,995
	Additional paid-in capital	1,458,555	210,245
	Deficit accumulated during the development stage	 (1,462,460)	 (   214,879)
		Total stockholders' deficit	 (               -)	 (       1,639)

		TOTAL LIABILITIES AND STOCKHOLDERS'
		 DEFICIT		$               -	$               -

















The accompanying notes are an integral part of the financial statements.

GAMEWEAVER.COM, INC.
( A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS



									Cumulative
									From Inception
								For the Year Ended	(April 12, 1989)
								                 December 31,             	to December 31.
							     1999     	      1998    	      1999

REVENUE				$               -	$               -	$               -

EXPENSES
		General and administrative expenses	  1,247,581	       21,949	 (1,462,460)


LOSS FROM OPERATIONS BEFORE
 INCOME TAXES		(1,247,581)	(     21,949)	(1,462,460)

PROVISION FOR INCOME TAXES	                  -	                 -	  -
NET LOSS				$(1,247,581)	$(    21,949)	$(1,462,460)

NET LOSS PER COMMON SHARE

	Basic	and diluted	$(         1.70)	$(         .00)




















The accompanying notes are an integral part of the financial statements.

GAMEWEAVER.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT


								Deficit
								Accumulated
							Additional	During the  	Total
						         Common Stock          	Paid-in    	Development	Stockholders'
					  Shares  	  Amount  	    Capital   	    Stage   	    Deficit
Balance - April 12, 1989	30,087	$         30	$      23,193	$    -	$23,223

Shares issued for patent rights,
 March 1990, $0.01 per share	181,733	182	818	-	1,000
Shares issued for cash, April 1990,
 $0.86 per share	30,815	31	26,469	-	26,500
Shares issued for cash, December 1990,
 $0.00 per share	167	-	5,000	-	5,000
Shares issued for services, December 1991,
 $29,94 per share	1,666	2	1,498	-	1,500
Shares issued for cash, December 1992,
 $0.05 per share	666,666	666	35,363	-	36,029
Shares issued for services, December 1995,
 $0.10 per share	72,891	73	7,427	-	7,500
Additional loss for the cumulative period
 April 12, 1989 through December 31, 1996	-	-	82,488	-	82,488
Net loss for the cumulative period April 12,
 1989 through December 31, 1996	 	        -	  -	 (  190,567)	 (  190,567)

Balance - December 31, 1996 (Unaudited)	984,025	984	182,256	(  190,567)(7,327)

Net loss for the year ended
 December 31, 1997	              -	       -	 (     2,363)	 (      2,363)

Balance - December 31, 1997 (Unaudited)	984,025	984	182,256	(  192,930)	( 9,690)

Shares issued for cash, November 30, 1998,
 $0.00 per share	8,000,000	8,000	22,000	-	30,000
Net loss for the year ended
 December 31, 1998	               -	             -   -	 (    21,949)	 ( 21,949)

Balance - December 31, 1998	 8,984,025	 8,984	 204,256	(  214,879)	(   1,639)
One to three reverse stock split	(5,989,350)	 (   5,989)	        5,989 -	      -

Balance - December 31, 1998 restated	2,994,675	2,995	210,245	(  214,879)( 1,639)

Shares Issued for Services	910,000	910	1,248,310	-	1,249,220
Net Loss for the Year Ended
 December 31, 1999	               -	            -	  -	 (1,247,581)	 (1,247,581)
Stockholders' Deficit
 December 31, 1999	 3,904,675	$   3,905	$ 1,458,555	$(1,462,460)	 $    -

The accompanying notes are an integral part of these financial statements.

GAMEWEAVER.COM, INC.
( A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

									Cumulative
							For The Year		From Inception
							  December 31,		(April 12, 1989)
									to December 31,
							     1999     	      1998    	      1999
CASH FLOWS FROM OPERATING ACTIVITIES
	Net loss					$(1,247,581)	$(     21,949)	$(1,462,460)
	Amortization				-	-	1,183
	Common stock issued for services	1,249,220	-	1,258,220
	Adjustments to reconcile net loss to net cash
	 used by operating activities:
	Other assets				-	-	11,029
	Shareholder payable	-	-	(     3,003)
	Decrease in accounts payable and accrued expenses	 ( 1,639)	(  8,051)	 2,503

Net cash used by operating activities	         -	 (    30,000)	 (  192,528)

CASH FLOWS FROM INVESTING ACTIVITIES:
	Cash acquired upon reorganization of Company	                -	 -	   23,540

CASH FLOWS FROM FINANCING ACTIVITIES:
	Additional capital contributed	-	-	82,488
	Issuance of common stock for cash	                -	       30,000	      86,500

Net cash provided by financial activities	    -	       30,000	    168,988

NET INCREASE IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS - BEGINNING	                -	       -	              -

CASH AND CASH EQUIVALENTS - ENDING	$              -	$            -	$      -


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Cash paid for interest	$              -	$             -	$              -
	Cash paid for taxes		$              -	$             -	$              -








The accompanying notes are an integral part of the financial statements.

GAMEWEAVER.COM, INC.
( A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998



NOTE 1 - 		SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

			a)		Nature of Operations
					Gameweaver.com, Inc., (the "Company"), was incorporated on January 26,
1986 as Vantage, Inc. under the laws of  the State of Nevada.  On April 12,
1989, the Company ceased operations and is currently considered a development stage enterprise with its business purpose being seeking a suitable merger/acquisition or joint venture candidate.  During 1995, the company changed its name from Vantage, Inc. to Cofitras Entertainment, Inc. then subsequently on October 27, 1999 changed its name to BingoCold.com.
 the Company then changed its name from BingoCold.com to Gameweaver.com.

			b)		Use of Estimates
					The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

			c)		Basis of Presentation
The Company has no operations and has accumulated losses since inception. This situation raises substantial doubt about its ability to continue as going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management is currently seeking one or more potential business ventures through acquiring or mergi perations.

			d)		Cash and Cash Equivalents
	The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

			e)		Income Taxes
					Income taxes are provided for based on the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109,
"Accounting for Income Taxes" ("SFAS No. 109").  Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

GAMEWEAVER.COM, INC.
( A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998



NOTE 1 - 		SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

				f)	Stock-Based Compensation
Statement of Financial Accounting Standards No. 123, "Accounting for
Stock-Based Compensation", ("SFAS No. 123") encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation co d as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

			g)		Earnings Per Share
					During 1998, the Company adopted Statement of Financial Accounting
Standards No. 128, "Earnings Per Share" ("SFAS No.128"), which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

					The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period.  Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period.  The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings.  The shares used in the computations were as follo

										         December 31,
									    1999     	    1998
					Basic	and diluted	     771,448	     407,826

During 1999, the Company had a 1 for 3 reverse stock split (See Note 2). December 31, 1998 weighted shares outstanding give effect for the split.

			h)		Comprehensive Income
In June 1998, the FASB issued Statement of Financial Accounting Standards No.
 130, "Reporting Comprehensive Income", was issued ("SFAS No. 131"). SFAS No . 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 1999, the Company has no items that represent comprehensive income, therefore , has not included a schedule Comprehensive Income in the accompanying financial statements.

GAMEWEAVER.COM, INC.
( A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


NOTE 1 - 		SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

				i)	Impact of Year 2000 Issue
During the year ended December 31, 1999, the Company conducted an assessment of issues related to the Year 2000 and determined that it was necessary to modify or replace portions of its software in order to ensure that its computer systems will properly utilize dates beyond December 31, 1999. The Company expects to complete any Year 2000 systems modifications and conversions by the beginning of 1999. Currently, the Company does not expect that costs associated with becoming Year 2000 compliant to be mater cannot determine the impact of Year 2000 will have on its key customers or suppliers. If the Company's customers or suppliers do not convert their systems to become Year 2000 compliant, the Company may be adversely impacted.
  The Company is addressing these risks in order to reduce the impact on the Company.

NOTE 2 -		EQUITY TRANSACTIONS

						In 1999, the Company agreed to a 1-for-3 reverse stock split.  Prior to a the reverse stock spilt, the Company and had 8,984,025 shares issued and outstanding.  The reverse stock split reduced the issued and outstanding shares 2,994,675.  The accompanying financial statements have been restated
to conform to the reverse stock split. Following the reverse stock split, the
Company issued 910,000 shares of common stock for services rendered.  The value of these shares have been calculated at the market v
suance.

NOTE 3 -		INCOME TAXES

					The components of the provision for income taxes were as follows:

										           December 31,
									     1999     	     1998
					Current Tax Expense
						U.S. Federal	$               -	$               -
						State and Local	                -	                -
					Total Current	                -	                -

					Deferred Tax Expense
						U.S. Federal	-	-
						State and Local	                -	                      -
						Total Deferred	                -	               -

					Total Tax Provision from
						Continuing Operations	$              -	$            -

GAMEWEAVER.COM, INC.
( A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998



NOTE 3 -	INCOME TAXES (continued)

					The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

					Federal Income Tax Rate	(     34.0)%
					Deferred Tax Charge (Credit)	-
					Effect of Valuation Allowance	34.0%
					State Income Tax, net of Federal Benefit	                         -

					Effective Income Tax Rate	        0.0%

					At December 31, 1999 and 1998, the Company had net carryforward losses of approximately $1,462,460 and $214,879, respectively. Because of the current uncertainty of realizing the benefit of the tax carryforward, a valuation allowance equal to the tax benefit for deferred taxes has been established.  The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

					Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.
Significant components of the Company's deferred tax assets and liabilities were as follows:

										           December 31,
									    1999     	     1998
					Deferred Tax Assets
	  				Loss Carryforwards	$   497,236	$    73,059

	Less:  Valuation Allowance	 (   497,236)	 (    73,059)

					Net Deferred Tax Assets	$               -	$               -

					Net operating loss carryforwards expire through 2013.  Per year availability is subject to change of ownership limitations under Internal
Revenue Code Section 382.

NOTE 4 -	During December 1999, the Company entered into agreement to acquire a privately held company.  The agreement was rescinded during January 2000 prior to the Company commencing operations with the entity.  The financial statements do not include the transaction as it was rescinded.







SIGNATURES

	Pursuan to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

						GAMEWEAVER.COM, INC.

					By:	____________________
						Richard J. Wilk
						President.





Exhibit List

2.1                                          Aquisition Agreement
                                             (incorporated by reference
                                             from Companys SB/A filed
                                             March 15th, 2000

3.1                                          Articles (incorporated
                                             by reference--Exhibit 3.1
                                             of the Company's Form 10-K
                                             dated December 31, 1997)

3.2                                          Certificate of Amendment
                                             to Articles of Incorporation
                                             (incorporated by reference--
                                             Exhibit 3.2 of the Company's
                                             Form 10-K dated December 31,
                                             1997).

3.3                                          Bylaws of the Company
                                             (Incorporated by reference to
                                             Exhibit 3.3 of the Company's
                                             Form 10-K dated December 31,
                                             1997)