Form 10KSB/A
period 1999-12-31
BINGOGOLD COM INC
filed 2000-04-17
CIK 789667

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



					MERDINGER, FRUCHTER, ROSEN & CORSO, P.C
					Certified Public Accountants
     Los Angeles, California
     April 14, 2000

GAMEWEAVER.COM, INC.
( A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS



                                								              December 31,
						                                           1999     	     1998

	ASSETS
		TOTAL ASSETS	                               $     -	$           -

	LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
	Accounts payable and accrued expenses	       $     - $         1,639

COMMITMENTS AND CONTINGENCIES	                      _             _

STOCKHOLDERS' DEFICIT
	Common stock, $.001 par value;
75,000,000 shares	 authorized,
and 2,994,675 shares issued
and outstanding, respectively                     3,905         2,995
	Additional paid-in capital	                  1,458,555       210,245
	Deficit accumulated during the
development stage	                           (1,462,460)	    (214,879)
		Total stockholders' deficit	               (        -)     (  1,639)

		TOTAL LIABILITIES AND STOCKHOLDERS'
		 DEFICIT		                                 $               -	$              -



The accompanying notes are an integral part of the financial statements.

GAMEWEAVER.COM, INC.
( A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS


                                                   									Cumulative
									                                                   From Inception
								                     For the Year Ended	            (April 12, 1989)
								                        December 31,                to December 31.
							                    1999      	      1998    	             1999
REVENUE				                $     -          $     -         $        -

EXPENSES
	General and
administrative expenses	   1,247,581	       21,949	         (1,462,460)


LOSS FROM OPERATIONS
BEFORE INCOME TAXES		      (1,247,581)	     (21,949)	       (1,462,460)

PROVISION FOR INCOME TAXES	_________-       ________-       ___________-

NET LOSS				               $(1,247,581)	    $(21,949)	      $(1,462,460)

NET LOSS PER COMMON SHARE

	Basic	and diluted	        $(1.70)          $(   .00)


The accompanying notes are an integral part of the financial statements.

GAMEWEAVER.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT



                                                             Deficit
			      					                                               Accumulated
						      	                              Additional	       During the  	      Total
						                    Common Stock    	Paid-in    	      Development	       Stockholders'
					                  Shares  	  Amount   Capital   	       Stage   	          Deficit
Balance -
April 12, 1989   	     30,087	    $   30   $    23,193	      $    -	            $  23,223

Shares issued for
patent rights,
March 1990, $0.01 per
share	                 181,733	      182	          818            -	                1,000

Shares issued for
cash, April 1990,
 $0.86 per share	      30,815	        31        26,469           -                 26,500

Shares issued for cash,
December 1990,
 $0.00 per share	         167	      -	           5,000	           -	                5,000

Shares issued for
services,
December 1991,
 $29,94 per share	      1,666	         2	        1,498	           -             	   1,500


Shares issued for cash,
December 1992,
$0.05 per  share	      666,666	       666	      35,363	           -	               36,029

Shares issued for services,
December 1995,
 $0.10 per share	       72,891	        73	       7,427	           -	                7,500

Additional loss for
the cumulative period
April 12, 1989 through
December 31, 1996	      -	             -	       82,488	           -	               82,488

Net loss for the
cumulative period
April 12, 1989 through
December 31, 1996	 	    -	             -	        -            ( 190,567)	         (190,567)

                     --------       -------    ---------      ----------          ---------

Balance - December 31,
1996 (Unaudited)	      984,025	       984	      182,256	       (190,567)          (7,327)


Net loss for the
year ended
 December 31, 1997	     -	             -	        -               (2,363)	         (2,363)

                     ________       _______    _________      ___________

Balance -
December 31, 1997
(Unaudited)	          984,025	        984	      182,256	        (192,930)	        (9,690)



Shares issued for cash,
November 30, 1998,
 $0.00 per share	   8,000,000	      8,000	       22,000	             -	            30,000

Net loss for the
year ended
December 31, 1998	       -	            -            -	            (21,949)	       (21,949)


Balance -
December 31, 1998	  8,984,025	      8,984	      204,256	         (214,879)	       (1,639)
One to three reverse
stock split	       (5,989,350)	    (5,989)	       5,989               -	             -
                   ___________     _______      _______          _________        ________


Balance -
December 31, 1998
restated	           2,994,675	      2,995      	210,245	         (214,879)        (1,639)


Shares Issued
for Services	         910,000	        910	     1,248,310	             -	        1,249,220

Net Loss for
the Year Ended
 December 31, 1999	     -	             -	          -	            (1,247,581)	   (1,247,581)
                    _________       ______     __________        ___________    ___________

Stockholders' Deficit
 December 31, 1999	 3,904,675	      $ 3,905	  $ 1,458,555	      $(1,462,460)	    $  -
                    =========       =======   ===========       ============     ==========


The accompanying notes are an integral part of these financial statements.

GAMEWEAVER.COM, INC.
( A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
                                                     								  	Cumulative
							                                    For The Year		      From Inception
							                                    December 31,		     (April 12, 1989)
									                                                      to December 31,
							                                 1999       	    1998    	      1999
CASH FLOWS FROM OPERATING ACTIVITIES
	Net loss					                         $(1,247,581)	 $(21,949)	   $(1,462,460)
	Amortization				                       -	            -	           1,183
	Common stock issued for services	      1,249,220	    -	           1,258,220
	Adjustments to reconcile net loss to net cash
	 used by operating activities:
	Other assets				                       -	            -	           11,029
	Shareholder payable	                   -	            -	           (3,003)
	Decrease in accounts payable
 and accrued expenses	                  ( 1,639)	      (8,051)	     2,503

Net cash used by operating activities	  -	            (30,000)	   (192,528)

CASH FLOWS FROM INVESTING ACTIVITIES:
	Cash acquired upon reorganization
  of Company	                           - 	            -	           23,540

CASH FLOWS FROM FINANCING ACTIVITIES:
	Additional capital contributed	        -	             -	           82,488
	Issuance of common stock for cash	     -	             30,000	      86,500

Net cash provided by
  financial activities	                 -	             30,000	     168,988

NET INCREASE IN CASH
  AND CASH EQUIVALENTS	                 -	             -	               -

CASH AND CASH EQUIVALENTS -
  BEGINNING	                            -	             -	               -

CASH AND CASH EQUIVALENTS -
  ENDING	$                              -	             $  -	         $  -


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Cash paid for interest	             $  -	             $  -	         $ -
	Cash paid for taxes		               $  -	             $  -	         $ -





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

							         			              December 31,
									                     1999     	    1998
				                          ----          ----

	Basic	and diluted           771,448	     407,826

During 1999, the Company had a 1 for 3 reverse stock split (See Note 2). December 31, 1998 weighted shares outstanding give effect for the split.

			h)		Comprehensive Income
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

NOTE 3 -		INCOME TAXES

					The components of the provision for income taxes were as follows:

                   										           December 31,
									                          1999     	     1998
                                  ------         ------
					Current Tax Expense
						U.S. Federal	                 $ -	         $ -
						State and Local	                -	           -
					Total Current	                   -	           -


					Deferred Tax Expense
						U.S. Federal	-	-
						State and Local	                -	           -
						Total Deferred	                 -	           -


					Total Tax Provision from
						Continuing Operations	        $ -	         $ -
                                   -----         -----

GAMEWEAVER.COM, INC.
( A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998



NOTE 3 -	INCOME TAXES (continued)

					The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

					Federal Income Tax Rate	                    (34.0)%
					Deferred Tax Charge (Credit)	                   -
					Effect of Valuation Allowance	                34.0%
					State Income Tax, net of Federal Benefit	       -

					Effective Income Tax Rate	                     0.0%
                                                  =======


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

					Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.
Significant components of the Company's deferred tax assets and liabilities were as follows:

                     										           December 31,
		 							                           1999     	     1998
	                                    -----          -----
					Deferred Tax Assets
	  				Loss Carryforwards	         $ 497,236	     $ 73,059

	Less:  Valuation Allowance	        (497,236)	     (73,059)

					Net Deferred Tax Assets	       $ -	           $ -
                                   ==========     ==========

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