Form 10QSB
period 2000-03-31
BINGOGOLD COM INC
filed 2000-05-12
CIK 789667

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

Commission File No.: 033-90355

GAMEWEAVER COM, INC.
(Exact name of registrant as it appears in its charter)

NEVADA		                                87-0542172
(State or jurisdiction of	            (I.R.S. Employer
incorporation or organization)	       Identification No.)

543 Granville Street, Suite 303, Vancouver, BC  V6C 1XB
(Address of Principal Executive Office)

Registrant's telephone number, including area code:	(604)-683-2888

Securities registered pursuant to Section 12 (g) of the Act:
Class A Common Stock $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or such shorter period that the registrant was required to file such reports) and (2) has been subject
to such filing requirements for the past 90 days.	Yes 	X
	No


Financials

Game Weaver.com, Inc.
(A Development Stage Company)
Financial Statements
March 31, 2000


Index

Balance Sheet                        1
Statements of Operations             2
Statement of Stockholders' Deficit   3
Statements of Cash Flows             4
Notes to Financial Statements      5-7





                        Gameweaver.Com, Inc.
                  (A Development Stage Company)
                  Financial Statements (Unaudited)
                         March 31, 2000

Gameweaver.Com, Inc.
(A Development Stage Company)
Balance Sheet

                                        March 31,          December 31,
                                        2000               2000
                                        ---------          -----------
                                        (Unaudited)

Assets:                                 $ 1015                 -
   TOTAL ASSETS                         ==========         ===========


   LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Accounts payable and accrued expenses$     -            $   -
   Loan Payable                           10,000               -
                                        ----------         ------------
   TOTAL LIABILITIES                      10,000               -
                                        ----------         ------------
   COMMITMENTS AND CONTINGENCIES              -                -

   STOCKHOLDERS' DEFICIT
     Common stock, $0.001 par value;
     75,000,000 shares authorized,
     3,904,675 and 3,904,675 shares
     issued and outstanding, respectively  3,905              3,905
     Additional paid-in capital          1,458,555          1,458,555
     Deficit accumulated during the
     development stage                  (1,471,445)        (1,462,460)
                                        ------------       -------------
        Total Stockholders' Deficit     (8,985)                   -

     TOTAL LIABILITIES AND STOCKHOLDERS'
     DEFICIT                             $  1015                  -
                                        ============       =============

The Accompanying notes are an integral part of the financial statements.


Gameweaver.Com, Inc.
(A Development Stage Company)
Statements of Operations (UNAUDITED)

                              For the Quarter Ended       Cumulative
                              March 31,                   From Inception
                                                          (April 12, 1989)
                              ----------------------      to March 31,
                              2000           1999          2000
                              ------         -------      ----------------
REVENUE                       $   -          $  -         $    -

EXPENSES
  General and Administrative
  expenses                    8,985          3,011        (1,471,445)
                              ------         --------     ----------------

LOSS FROM OPERATIONS BEFORE
INCOME TAXES                  (8,985)        (3,011)      (1,471,445)

PROVISION FOR INCOME TAXES      -                -               -
                              -------        ---------     ----------------

NET LOSS                      $ (8,986)      $(3,011)      $(1,471,445)
                              =========      ==========    ================

NET LOSS PER COMMON SHARE

   Basic and diluted          $(0.00)        $(0.00)
                              =========      ==========

The Accompanying notes are an integral part of the financial statements.



GAMEWEAVER.COM, INC
(A Development Stage Company)
Statement of Stockholders' Deficit


                                                                          Deficit
                                                                          Accumulated
                                                            Additional    During the     Total
                                   Common Stock             Paid-in       Development    Stockholders'
                                Shares        Amount        Capital       Stage          Deficit
                                ------        ------        ----------    -----------    -------------
Balance - April 12, 1989        30,087        $  30         $23,193       $  -           $23,223

Shares issued for patent rights,
March 1990, $0.01 per share     181,733       182              818           -             1,000

Shares issued for cash, April
1990, $0.86 per share           30,815         31            26,469          -            26,500

Shares issued for cash, Dec.
1990, $0.00 per share              167          -             5,000          -             5,000

Shares issued for services,
Dec. 1991, $29.94 per share      1,666          2             1,498          -             1,500

Shares issued for cash, Dec.
1992, $0.05 per share          666,666         666           35,363          -            36,029

Shares issued for services,
Dec. 1995, $0.10 per share      72,891          73            7,427          -             7,500

Additional loss for the
cumulative period April 12,
1989 through December 31, 1996     -            -             82,488         -            82,488

Net loss for the cumulative
period April 12, 1989
through Dec. 31, 1996              -            -                -        (190,567)      (190,567)
                               --------      -------         --------     ---------      ----------
Balance-Dec. 31, 1996
(Unaudited)                    944,025         984           182,256      (190,567)      (7,327)

Net Loss for the year
ended December 31, 1997            -            -                -         (2,363)        (2,363)
                               --------      --------        --------     ---------      ----------
Balance-Dec. 31,1997
(Unaudited)                    984,025         984           182,256      (192,930)      (9,690)

Shares issued for cash,
Nov. 30, 1998, $0.00
per share                      8,000,000     8,000           22,000         -             30,000

Net loss for the year
ended Dec. 31, 1998                -            -                -         (21,949)       (21,949)
                               ---------    ----------       ----------    --------      ----------
Balance - Dec. 31, 1998        8,984,025     8,984           204,256       (214,879)      (1,639)
One to three reverse
stock split                    (5,989,350)  (5,989)           5,989            -              -
                               ----------   ----------       ----------    --------      ----------
Balance- Dec. 31, 1998
restated                       2,994,675    2,995             210,245       (214,879)     (1,639)

Shares Issued for Services      910,000      910             1,248,310          -         1,249,220
Net Loss for the Year Ended
  December 31, 1999                 -           -                 -         (1,247,581)   (1,247,581)
                               ----------   -----------      ----------     -----------   ----------
Balance- Dec. 31, 1999         3,904,675      3,905          1,458,555      (1,462,460)       -

Net Loss for the Quarter
  Ended March 31, 2000(Unaudited)   -           -                 -           *8,985)      (8,985)
                               ----------   -----------      -----------    -----------   ----------
Balance- March 31, 2000
(Unaudited)                    $3,904,675     $3,905         $1,458,555     $(1,471,445)   $(8,985)
                               ==========   ===========      ============   ===========   ==========

The accompanying notes are an integral part of these financial statements.

Gameweaver.com,Inc.
(A Development Stage Company)
Statements of Cash Flows

                                 For The Quarter Ended        Cumulative
                                  March 31, (UNAUDITED)       From Inception
                                 ----------------------       (April 12, 1989)
                                                              to March 31,
                                 2000            1999             2000
                                 --------       -------       ----------------
CASH FLOWS FROM OPERATING
ACTIVITIES
  Net Loss                       $ (8,985)      $(3,011)      $(1,471,445)
  Amortization                       -              -               1,183
  Common Stock issued for
    services                         -              -           1,258,220
  Adjustments to reconcile
    net loss to net cash used
    by operating activities:
  Other assets                       -              -              11,029
  Shareholder payable                -              -              (3,003)
  Decrease in accounts payable
    and accrued expenses             -            3,011             2,503
  Increase in Loan Payable         10,000           -              10,000
                                 ---------      ----------      --------------
  Net cash used by operating
    activities                      1,015           -              (191,513)
                                 ---------      ----------      --------------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Additional capital contributed     -              -               82,488
  Issuance of common stock for cash  -              -               86,500
                                 ---------      ----------      --------------
  Net cash provided by financial
    activities                       -              -              168,988
                                 ---------      ----------      --------------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                     1,015             -                1,015

CASH AND CASH EQUIVALENTS-BEGINNING  -              -                   -
                                 ---------      ----------      --------------
CASH AND CASH EQUIVALENTS-ENDING $ 1,015        $   -           $  1,015
                                 =========      ==========      ==============

SUPPEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

  Cash paid for interest         $   -          $   -           $        -
                                 =========      ==========      ==============
  Cash paid for taxes            $   -          $   -           $        -
                                 =========      ==========      ==============


The accompanying notes are an integral part of the financial statements.



GAMEWEAVER.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2000


NOTE 1-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A)  NATURE OF OPERATIONS
        --------------------
        The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

        For further information refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 1999.

        Gameweaver.com, Inc., (the "Company"), was incorporated on January 26, 1986 as Vantage, Inc. under the laws of the State of Nevada. On April 12, 1989, the Company ceased operations and is currently considered a development stage enterprise with its business purpose being seeking a suitable Vantage, Inc. to Cofitras Entertainment, Inc. then subsequently on October 27, 1999 changed its name to BingoGold.com. On November 26, 1999, the Company then changed its name from BingoGold.com to Gameweaver.co,.


B)      Use of Estimates
        ----------------
        The preparation of financial statements in conformity with generally acceptable accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


C)      Basis of Presentation
        ---------------------
        The Company has no operations and has accoumulated losses since inception. This situation raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management is currently seeking one or more potential business ventures through acquiring or merging with a company with viable operations.


D)      Cash and Cash Equivalents
        -------------------------
        The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.


E)      Income Taxes
        ------------
        Income taxes are provided for based on the liability method of accounting pursuant to Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilties and their financial reporting amounts at each year-end.


F)      Stock-Based Compensation
        ------------------------
        Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.


G)      Earnings Per Share
        ------------------
        During 1998, the Company adopted SFAS No. 128, "Earnings Per Share", which requires presentation of basic earnings per share ("Diluted EPS").

        The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. The shares used in the computations were as follows:

                                                March 31,
                                       ---------------------------
        Basic and diluted               1999              1998
                                       ----------       -----------
                                       3,904,675        2,994,675
                                       ==========       ============

        During 1999, the Company had a 1 for 3 reverse stock split (see Note 2). December 31, 1998 weighted shares outstanding give effect for the split.


H)      Comprehensive Income
        --------------------
        In June 1998, the Financial Accounting Standards Board issued SFAS
        No. 130, "Reporting Comprehensive Income," was issued established standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 1999, the Company has no items that represent comprehensive income, therefore, has not included a schedule Comprehensive Income in the accompanyig financial statements.


I)      Impact of Year 2000 Issue
        -------------------------
        During the year ended December 31, 1999, the Company conducted an assessment of issues related to the Year 2000 and determined that it was necessary to modify or replace portions of its software in order to ensure that its computer systems will properly utilize dates beyond December 31, 1999. The Company expects to complete any Year 2000 systems modifications and conversions by the beginning of 1999. Currently, the Company does not expect that costs associated with becoming Year 2000 compliant to be material. At this time, the Company cannot determine the impact of Year 2000 will have on its key customers or suppliers do not convert their systems to become Year 2000 compliant, the Company may be adversely impacted. The Company is addressing these risks in order to reduce the impact on the Company.


H)      Equity Transactions
        -------------------
        In 1999, the Company agreed to a 1-for-3 reverse stock split. Prior to the reverse stock split, the Company had 8,984,025 shares issued and outstanding. The reverse stock split reduced the issued and outstanding shares 2,994,675. The accompanying financial statements have been restated to conform to the reverse stock split. Following the reverse stock split, the Company issued 910,000 shares of common stock for services rendered. The value of these shares have been calculated at the market value of the stock at date of issuance.









Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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


There were no Operations this Quarter.



PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.
None
Item 2.	Changes in Securities
None
Item 3.	Default Upon Senior Securities
None
Item 4.	Submission of matters To a Vote of Security Holders
None
Item 5.	Other Information.
None
Item 6.	Exhibits and Reports on Form 8-K

a)  Exhibits

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

3.3                                          Bylaws of the Company
                                             (Incorporated by reference to
                                             Exhibit 3.3 of the Company's
                                             Form 10-K dated December 31,
                                             1997)


b)	Reports on Form 8-K.

3/15                  8-K showing notice of change in name.






SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       									Gameweaver Com Inc.


Dated: May 11th, 2000					                         By:/s/
                                                   Richard J. Wilk, President