Form 10QSB
period 2000-06-30
BINGOGOLD COM INC
filed 2000-08-15
CIK 789667

SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC 20549

                               FORM 10-QSB

[X]	Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

Commission File No.: 033-03328-D

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

For Period Ending June 30, 2000

Securities registered pursuant to Section 12 (g) of the Act:
Class A Common Stock $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or such shorter period that the registrant was required to file such reports ) and (2) has been subject to such filing requirements
for the past 90 days.	Yes 	X		No



Item 1.  Financials.

Attached.



Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS
This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21 E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical
fact, are forward-looking statements.   Although  Management believes that the
expectations reflected in these forward -looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward - looking statements contained in this Statement.


Corporate Objectives and Strategy

The Company objective is to become a leading provider of online direct marketing and loyalty programs, establishing a niche, providing high quality entertainment in the form of unique games and gaming to create site loyalty, coupled with a point system to enhance the loyalty of the sites, reinforcing visitors to return to the site. The Company's strategy is to acquire and/or license additional unique games to enhance the uniqueness and quality of this entertainment and content of the sites while integrating targeted email; and web- based direct marketing offers with online loyalty programs to create valuable benefits for both our consumer members and our business partners. Using this strategy provides the consumers the opportunity to earn rewards by playing, participating and responding to online offers and providing business with online customer acquisition and retention tools.


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

Gameweaver Com Inc.

Dated: August 14, 2000
By:/s/

Richard J. Wilk, President


                             GAMEWEAVER.COM, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                       FINANCIAL STATEMENTS (UNAUDITED)
                                JUNE 30, 2000


                             GAMEWEAVER.COM, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                     FINANCIAL STATEMENTS (UNAUDITED)
                               JUNE 30, 2000



INDEX

BALANCE SHEETS. . . . . . . . . . . . . . . 1

STATEMENTS OF OPERATIONS. . . . . . . . . . 2

STATEMENTS OF STOCKHOLDERS' DEFICIT. . . . .3

STATEMENT OF CASH FLOWS. . . . . . . . . . .4

NOTES TO FINANCIAL STATEMENTS. . . . . . . .5-7


GAMEWEAVER.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS


                                           March 31,          December 31,
                                           2000               1999
                                           ----------         -------------
                                           (unaudited)

ASSETS

TOTAL ASSTES                               $404               $-
                                           =======            =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses      $-                 $-

Due to related parties                     29,390             -
                                           ---------          ----------
TOTAL LIABILITIES                          29,390             -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

Common stock, $.001 par value;
75,000,000 shares authorized
3,904,675 and 3,904,675 shares
issued and outstanding, respectively       3,905              3,905

Additional Paid-In Capital                 1,458,555          1,458,555

Deficit accumulated during the
development stage                          (1,491,446)        (1,462,460)
                                           ------------       ------------
Total stockholders' deficit                (28,986)           -
                                           ------------       ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                      $404               $-
                                           ============       ============

The accompanying notes are an integral part of the financial statements.


GAMEWEAVER.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                  Cumulative
                                                                From Inception
                      For the              For the              (April 12, 1989)
                      Quarter Ended        Six Months Ended     to
                      March 31,            June 30,             March 31,
                    2000       1999      2000       1999        2000
                    -----      -----     -----      ----        -------------

REVENUE             $-         $-        $-         $-          $-

EXPENSES
General and
administrative      20,001     3,011     28,986     12,833      (1,491,446)
                    -------    ------    ------     ------      -----------

LOSS FROM
OPERATIONS
BEFORE INCOME
TAXES               (20,001)   (3,011)   (28,986)   (12,833)    (1,491,446)

PROVISION FOR
INCOME TAXES        -          -          -         -           -
                    ---------- --------   --------  ---------   -----------
NET LOSS            $(20,001)  $(3,011)   $(28,986) $(12,833)   $(1,491,446)
                    =========  ========   ========= =========   ============

NET LOSS PER
COMMON SHARE

Basic and Diluted   $(.00)     $(.00)     $(.00)    $(.00)      $(.00)
                    ======     ======     ======    ======      ======

The accompanying notes are an integral part of the financial statements.



GAMEWEAVER.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                Additional
                                    Common Stock                 Paid-In
                                    ------------                 Capital
                               Shares           Amount           ---------
                              --------          --------

Balance-April 12, 1989        30,087            $30             $23,223

Shares issued for
patent rights, March 1990
$0.01 per share               181,733           182             818

Shares issued for cash
April 1990
$0.86 per share               30,815            31              26,469

Shares issued for cash
December 1990
$0.00 per share               167               -               5,000

Shares isued for services
December 1991
$29,94 per share              1,666             2               1,498

Shares issued for cash
December 1992
$0.05 per share               666,666           666             35,363

Shares issued for services
December 1995
$0.10 per share               72,891            73              7,427

Additional loss for the
cumulative period
April 12, 1989 through
December 31, 1996             -                 -               82,488

Net loss for the cumulative
period April 12, 1989
through December 31, 1996     -                 -               -
                              ---------         -------         ---------
Balance
December 31, 1996
(Unaudited)                   984,025           984             182,256

Net loss for the year ended
December 31, 1997             -                 -               -
                              ---------         --------        ----------
Balance
December 31, 1997             984,025           984             182,256

Shares issued for cash
November 30, 1998
$0.00 per share               8,000,000         8,000           22,000

Net loss for the year ended
December 31, 1998             -                 -               -
                              ----------        --------        -----------
Balance
December 31, 1998             8,984,025         8,984           204,256

One to three reverse
stock split                   (5,989,350)       (5,989)         5,989
                              ------------      --------        ---------
Balance
December 31, 1998 restated    2,994,675         2,995           210,245

Shares issued for services    910,000           910             1,248,310

Net loss for the year ended
December 31, 1999             -                 -               -
                              -------------     ---------       --------
Balance
December 31, 1999             3,904,675         3,905           1,458,555

Net loss for the six months
ended June 30, 2000
(Unaudited)                   -                 -               -
                              ---------------   ---------       ---------
Balance
June 30, 2000 (Unaudited)     3,904,675         $3,905          $1,458,555
                              =========         ======          ==========

The accompanying notes are an integral part of the financial statements.

GAMEWEAVER.COM, INC.
(A DEVELOPMENT STAGE COMANY)
STATEMENT OF STOCKHOLDERS' DEFICIT


                              Deficit Accumulated
                              During the                 Total Stockholders'
                              Development Stage          Deficit
                              -------------------        -------------------

Balance
April 12, 1989                $-                         $23,223

Shares issued for
patent rights
MArch 1990
$0.01 per share               -                          1,000

Shares issued for cash
April 1990
$0.86 per share               -                          26,500

Shares issued for cash
December 1990
$0.00 per share               -                          5,000

Shares issued for services
December 1991
$29,94 per share              -                          1,500

Shares issued for cash
December 1992
$0.05 per share               -                          36,029

Shares issued for services
December 1995
$0.10 per share               -                          7,500

Additional loss for the
cumulative period
April 12, 1989 through
December 31, 1996             -                          82,488

Net loss for the
cumulative period
April 12, 18989 through
December 31, 1996             (190,567)                  (190,567)
                              ---------                  ---------
Balance
December 31, 1996 (Unaudited) (190,567)                  (7,327)

Net loss for the year ended
December 31, 1997             (2,363)                    (2,363)
                              -------                    -------
Balance
December 31, 1997 (Unaudited) (192,930)                  (9,690)

Shares issued for cash
November 30, 1998
$0.00 per share               -                          30,000

Net loss for the year ended
December 31, 1998             (21,949)                   (21,949)
                              --------                   --------
Balance
December 31, 1998             (214,879)                  (1,639)

One to three reverse
stock split                   -                          -
                              ---------                  -------
Balance
December 31, 1998 restated    (214,879)                  (1,639)

Shares issued for services    -                          1,249,220

Net loss for the year ended
December 31, 1999             (1,247,581)                (1,247,581)
                              -----------                -----------
Balance December 31, 1999     (1,462,460)                -

Net loss for the six months
ended June 30, 2000
(Unaudited)                   (28,986)                   (28,896)
                              ---------                  ---------
Balance
June 30, 2000 (Unaudited)     $(1,491,446)               $(28,986)
                              ============               =========

GAMEWEAVER.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

                                                               Cumulative
                                For the Six months ended     From Inception
                                  June 30, (Unaudited)       (April 12, 1989)
                                -------------------------    to June 30,
                                  2000          1999         2000
                                  ----          -----        ----------------

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss                          $(28,986)     $(12,833)    $(1,491,446)

Amortization                      -             -            1,183

Common stock issued for services  -             -            1,258,220

Adjustments to reconcile net
loss to net cash provided by
(used in) operating activities

Other assets                      -             -            11,029

Shareholder payable               -             -            (3,003)

Increase in accounts
payable and accrued expenses      -             10,814       2,503

Due to related parties            29,390        19           29,390
                                  ------        -------      ---------
Net cash provided by (used in)
operating activities              404           (2,000)      (192,124)
                                  ------        --------     ---------

CASH FLOWS FROM
INVESTING ACTIVITIES:

Cash acquired upon
reorganization of Company         -             -            23,540
                                  -------       ---------    -----------


CASH FLOWS FROM
FINANCING ACTIVITIES:

Additional capital contributed    -             2,000         82,488

Issuance of common stock
for cash                          -             -             86,500
                                  ---------     ----------    ------------
Net cash provided by
financial activities              -             2,000         168,988
                                  ---------     ----------    ------------

NET INCREASE IN CASH
AND CASH EQUIVALENTS               404          -             404

CASH AND CASH EQUIVALENTS
BEGINNING                          -            -             -
                                   ---------    -----------   -------------
CASH AND CASH EQUIVALENTS
ENDING                             $404         $-            $404
                                   =========    ============  ==============

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:

Cash paid for interest             $-           $-            $-
                                   ====         ====          ====
Cash paid for taxes                $-           $-            $-
                                   ====         ====          ====

The accompanying notes are an integral part of the financial statements.


GAMEWEAVER.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000

NOTE 1-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)     Nature of Operations

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 - QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments ( consisting only of normal recurring adjustments ) considered necessary for a fair presentation have been included.

For  further  information,   refer  to  the financial statements and footnotes
included in Form 10-KSB for the year ended December 31, 1999.

Gameweaver.com, Inc., (the "Company"), was incorporated on January 26, 1986 as Vantage, Inc. under the laws of the State of Nevada. On April 12, 1989, the Company ceased operations and is currently considered a development stage enterprise with its business purpose being seeking a suitable merger/acquisition or joint venture candidate. During 1995, the company changed its name from Vantage, Inc. to Cofitras Entertainment, Inc. then subsequently on October 27, 1999 changed its name to BingoGold.com. On November 26, 1999, the Company then changed its name from BingoGold.com to Gameweaver.com.

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






GAMEWEAVER.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000


	NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

f) Stock-Based Compensation

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stockbased employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

g) Earnings Per Share

During 1998, the Company adopted SFAS No. 128, "Earnings Per Share", which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives effect to
all dilutive potential common  shares  outstanding  during  the  period.   The
computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. The shares used in the computations were as follows:

                            June 30,
                       2000         1999
                       ----         ----
Basic and Diluted      3,904,675    8,984,025
                       =========    =========

During 1999, the Company had a 1 for 3 reverse stock split (see Note 2).

h) Comprehensive Income

In June 1998, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", was issued establish standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 1999, the Company has no items that represent comprehensive income, therefore, has not included a schedule Comprehensive Income in the accompanying financial statements.




GAMEWEAVER.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000


NOTE 1-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i)     Impact of the Year 2000 Issue

During the year ended December 31, 1999, the company conducted an assessment of issues related to the Year 2000 and determined that it was necessary to modify or replace portions of its software in order to ensure that its computer systems will properly utilize dates beyond December 31, 1999. The Company expects to complete any Year 2000 systems modifications and conversions by the beginning of 1999. Currently, the Company does not expect that costs associated with becoming Year 2000 compliant to be material. At this time the Company cannot determine the impact of Year 2000 will have on its key customers or suppliers. If the Company's customers or suppliers do not convert their systems to become Year 2000 compliant, the Company may be adversely impacted. The Company is addressing these risks in order to reduce the impact on the Company.

NOTE 2-     EQUITY TRANSACTIONS

In 1999, the Company agreed to a 1 for 3 reverse stock split. Prior to a reverse stock split, the Company and had 8,984,025 shares issued and outstanding. The reverse stock split reduced the used and outstanding shares 2,994,675. The accompanying financial statements have been restated to conform to the reverse stock split. Following the reverse stock split, the Company issued 910,000 shares of common stock for services rendered. The value of these shares have been calculated at the market value of the stock at date of issuance.