Form 10QSB
period 2000-09-30
BINGOGOLD COM INC
filed 2000-11-15
CIK 789667

SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC 20549

                              FORM 10-QSB

              [X]	Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                   Commission File No.: 033-90355

                        GAMEWEAVER COM, INC.
       (Exact name of registrant as it appears in its charter)

               NEVADA		                               87-0542172
    (State or jurisdiction of	                      I.R.S. Employer
 incorporation or organization)	                   Identification No.)

          2980 S. Rainbow Blvd., Suite 200, Las Vegas, NV  89146
                 (Address of Principal Executive Office)

Registrant's telephone number, including area code:	(702)-307-8778

For the period ending September 30th, 2000
Securities registered pursuant to Section 12 (g) of the Act:
Class A Common Stock $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.           	Yes 	X	     	No

Item 1.  Financials.

Attached.


Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limit-ation, in conjunction with those forward-looking statements contained in this Statement.

Corporate Objectives and Strategy.

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

Subsequent Events.

The Company has subsequently completed an agreement with Streamscape Networks on November 8th of this year in which Streamscape was issued 17,700,000 shares of Gameweaver stock. Streamscape Networks Inc. provides next-generation Internet Protocol (IP) based telecommunications services to the small to medium enterprise (SME) business markets. (See November 14th press release)

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

3.3                                     Bylaws of the Company
                                        (Incorporated by reference to
                                        Exhibit 3.3 of the Company's
                                        Form 10-K dated December 31,
                                        1997)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.

                                       									Gameweaver Com Inc.

Dated: November 14th, 2000			             By:  /s/

                                                Richard J. Wilk, President

GAMEWEAVER.COM, INC
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2000



GAMEWEAVER.COM, INC
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
SEPTEMBER 30, 2000


INDEX
-----


BALANCE SHEETS                         1

STATEMENTS OF OPERATIONS               2

STATEMENTS OF STOCKHOLDERS' DEFICIT    3

STATEMENTS OF CASH FLOWS               4

NOTES TO FINANCIAL STATEMENTS          5-7



GAMEWEAVER.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

                                            September 30,           December 31,
                                            2000                    1999
                                            -------------           ------------
                                            (Unaudited)

ASSETS                                      $    -                  $     -
                                            =============           ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Due to related parties                    $  29,390               $     -
  Accounts payable and accrued expenses        50,600                     -
  Bank overdraft                                   54                     -
                                            -------------           ------------
  TOTAL LIABILITIES                            80,044                     -
                                            -------------           ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

  Common stock, $.001 par value; 75,000,000
    shares authorized, 3,904,675 shares
    issued and outstanding                      3,905                 3,905
  Additional paid-in capital                 1,458,555               1,458,555
  Deficit accumulated during the
    development stage                       (1,542,504)             (1,462,460)
                                            -------------           ------------
    Total stockholders' deficit             (  80,044)                    -
                                            -------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
  DEFICIT                                   $    -                  $     -
                                            =============           ============


The accompanying notes are an integral part of the financial statements.


GAMEWEAVER.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                       Cumulative
                                                                                       From Inception
                               For the Quarter Ended    For the Nine Months Ended      (April 12, 1989)
                               September 30,            September 30,                  to September 30,
                               ---------------------    -------------------------      2000
                               2000           1999       2000              1999
                               -------        ------    ----------         ------      ---------------
REVENUE                        $   -          $  -      $   -              $  -        $    -

EXPENSES

  General and administrative
   expenses                     51,058        9,822       80,044             12,833     (1,542,504)
                               -------        ------    ----------         --------    ---------------

LOSS FROM OPERATIONS BEFORE
  INCOME TAXES                 (51,058)       (9,822)    (80,044)           (12,833)    (1,542,504)

PROVISION FOR INCOME TAXES         -             -           -                -             -
                               -------        ------    ----------         --------    ---------------
NET LOSS                       $(51,058)      $(9,822)  $(80,044)          $(12,833)   $(1,542,504)
                               =========      ========  ==========         =========   ===============

NET LOSS PER COMMON SHARE

  Basic and diluted            $( 0.00)       $( 0.00)  $( 0.00)           $( 0.00)


The accompanying notes are an integral part of the financial statements.


GAMEWEAVER.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY


                                                                       Deficit
                                                                       Accumulated
                                                        Additional     During the       Total
                                     Common Stock       Paid-in        Development     Stockholders'
                                  ---------------       Capital        Stage           Deficit
                                  Shares      Amount    ----------     ------------    -------------

Balance - April 12, 1989          30,087      $   30    $ 23,193       $    -          $  23,223

Shares issued for patent rights,
  March 1990, $0.01 per share    181,733        182          818            -              1,000

Shares issued for cash, April
  1990, $0.86 per share           30,815         31       26,469            -             26,500

Shares issued for cash, December
  1990, $0.00 per share              167         -         5,000            -              5,000

Shares issued for services,
  December 1991, $29.94            1,666          2        1,498            -              1,500

Shares issued for cash,
  December 1992, $0.05           666,666        666       35,363            -             36,029

Shares issued for services,
  December 1995, $.10
  per share                       72,891         73        7,427            -              7,500

Additional loss for the
  cumulative period April 12,
  1989 through December 31,
  1996                             -             -        82,488            -             82,488

Net loss for the cumulative
  period April 12, 1989
  through December 31, 1996        -             -           -           (190,567)       (190,567)
                                --------       ------     -------        ----------      ----------
Balance - December 31,
  1996 (Unaudited)              984,025         984       182,256        (190,567)         (7,327)

Net loss for the year ended
  December 31, 1997                -             -           -             (2,363)         (2,363)
                                --------       -------    --------       ----------      ----------
Balance - December 31,
  1997 (Unaudited)              984,025         984       182,256        (192,930)         (9,690)

Shares issued for cash,
  November 30, 1998,
  $0.00 per share               8,000,000       8,000      22,000           -              30,000

Net loss for the year
  ended December 31, 1998          -              -           -           (21,949)         (21,949)
                                ---------       -------   --------       ----------      ----------
Balance - December 31, 1998     8,984,025       8,984     204,256        (214,879)         (1,639)
One to three reverse stock
  split                         (5,989,350)     (5,989)    5,989            -                  -
                                ----------      -------   --------       ----------      ----------
Balance - December 31, 1998
  restated                      2,994,675       2,995     210,245        (214,879)        (1,639)

Shares Issued for Services        910,000         910     1,248,310         -             1,249,220

Net Loss for the Year Ended
  December 31, 1999                 -              -           -         (1,247,581)     (1,247,581)
                                ----------      -------   ---------      ----------      ----------
Balance - December 31, 1999     3,904,675       3,905     1,458,555      (1,462,460)          -

Net Loss for the Nine Months
  Ended September 30, 2000
  (Unaudited)                       -              -           -          (80,044)        (80,044)
                                -----------     -------   ---------      ----------      -----------
Balance - September 30,
  2000 (Unaudited)              3,904,675       $3,905    $1,458,555     $(1,542,504)    $(80,044)
                                ===========     ========  ==========     ============    ===========

The accompanying notes are an integral part of these financial statements.

GAMEWEAVER.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
                                                                           Cumulative
                                             For the Nine Months Ended     From Inception
                                             September 30, (Unaudited)     (April 12, 1989)
                                             -------------------------     to September 30,
                                              2000              1999           2000
                                             --------          -------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                   $ (80,044)        $(12,833)   $(1,542,504)
  Amortization                                   -                -              1,183
  Common stock issued for services               -                -          1,258,220
  Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities:
  Other assets                                   -                (659)         11,029
  Shareholder payable                            -                 678          (3,003)
  Increase in accounts payable and
    accrued expenses                           50,600            10,814         53,103
  Due to related parties                       29,390             -             29,390
                                             ----------        ----------  ----------------
Net cash provided by (used in)
  operating activities                           54              (2,000)      (192,582)
                                             ----------        ----------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Cash acquired upon reorganization
    of Company                                    -                 -           23,540
                                             ----------        ----------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Increase in bank overdraft                    54                  -           54
  Activities borrowing from shareholders          -               5,000          -
  Additional capital contributed                  -                 -           82,488
  Issuance of common stock for cash               -                 -           86,500
                                             ----------       -----------  ---------------
Net cash provided by financial activities       54                5,000        169,042
                                             ----------       -----------  ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS         -               3,485          -

CASH AND CASH EQUIVALENTS - BEGINNING             -                 -            -
                                             ----------       -----------  ---------------
CASH AND CASH EQUIVALENTS - ENDING           $    -           $   3,485          -
                                             ==========       ===========  ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
  INFORMATION:

  Cash paid for interest                     $    -           $     -      $     -
                                             =========        ==========   ===============
  Cash paid for taxes                        $    -           $     -      $     -
                                             =========        ==========   ===============

The accompanying notes are an integral part of the financial statements.




GAMEWEAVER.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2000



NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a)  Nature of Operations
           --------------------
           The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

           For further information, refer to the financial statements and foot notes included in Form 10-KSB for the year ended December 31, 1999.

           Gameweaver.com, Inc. (the "Company"), was incorporated on January 26, 1986 as Vantage, Inc. under the laws of the State of Nevada. On April 12, 1989, the Company ceaed operations and is currently considered a development stage enterprise with its business purpose being seeking a suitable merger/acquisition or joint venture candidate. During 1995, the company changed its name from Vantage, Inc. to Cofitras Entertainment, Inc. then subsequently on October 27, 1999 changed its name to Bingogold.com. On November 26, 1999, the Company then changed its name from BingoGold.com to Gameweaver .Com.



       b)  Use of Estimates
           ----------------
           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


       c)  Basis of Presentation
           ---------------------
           The Company has no operations and has accumulated losses since inception. This situation raises substantial doubt about its ability to continue as going concer. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management is currently seeking one or more potential business ventures through acquiring or merging with a company with viable operations.


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


       g)  Earnings Per Share
           ------------------
           SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

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


                                                 September 30,
                                           -------------------------
                                             2000             1999
                                           ---------         -------
Basic and diluted                          3,904,675         8,984,025


During 1999, the Company had a 1 for 3 reverse stock split (see Note 2).


       h)   Comprehensive Income
            --------------------
            In June 1998, the Financial Accounting Standards Board issued
            SFAS No. 130, "Reporting Comprehensive Income," was issued establish standards for the reporting and display of comprehensive income and its components in the financial statements. As of September 30, 2000, the Company has no items that represent comprehensive income, therefore, has not included a schedule Comprehensive Income in the accompanying financial statements.



GAMEWEAVER.COM,INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMEBER 30, 2000



NOTE 2 - EQUITY TRANSACTIONS

         In 1999, the Company agreed to a 1-for-3 reverse stock split. Prior to the reverse stock split, the Company and had 8,984,025 shares issued and outstanding. The reverse stock split reduced the issued and outstanding shares 2,994,675. The accompanying financial statements have been restated to conform to the reverse stock split. Following the reverse stock split, the Company issued 910,000 shares of common stock for services rendered. The value of these share have been calculated at the market value of the stock at date of issuance.





Exhibit  27.0      Financial Data Sheet



[PERIOD-TYPE]                9 MOS
[FISCAL-YEAR-END]          DEC-31-2000
[PERIOD-END]               SEP-30-2000
[CASH]                         0
[SECURITIES]                   0
[RECEIVABLES]                  0
[ALLOWANCE]                    0
[INVENTORY]                    0
[CURRENT-ASSETS]               0
[PP&E]                         0

[DEPRECIATION]                 0
[TOTAL-ASSETS]                 0
[CURRENT-LIABILITIES]         80,044
[BONDS]                        0
[PREFERRED-MANDATORY]          0
[PREFERRED]                    0
[COMMON]                       3,905
[OTHER-SE]                   (83,949)
[TOTAL-LIABILITY-AND-EQUITY]  80,044
[SALES]
[TOTAL-REVENUES]               0
[CGS]                          0
[TOTAL-COSTS]                 80,044
[OTHER-EXPENSES]               0
[LOSS-PROVISION]               0
[INTEREST-EXPENSE]             0
[INCOME-PRETAX]              (80,044)
[INCOME-TAX]                   0
[INCOME-CONTINUING]          (80,044)
[DISCONTINUED]                 0
[EXTRAORDINARY]                0
[CHANGES]                      0
[NET-INCOME]                 (80,044)
[EPS-BASIC]                (.02)
[EPS-DILUTED]                (.02)
