Form 10KSB
period 2000-12-31
GAMEWEAVER COM INC
filed 2001-04-17
CIK 789667

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2000.

Commission File Number 033-90355

                              GAMEWEAVER.COM, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

               Nevada                                     87-0542172
------------------------------              ------------------------------
 (State of organization)               (I.R.S. Employer Identification No.)


          2980 South Rainbow Blvd., Suite 100, Las Vegas, Nevada 89146
          ------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (702) 307-8778

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock

Check  whether  the  registrant  (1) filed all  reports  required  to be file by
Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. YES (x)

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-KSB or any amendments to this Form 10-KSB. [x]

The Company's revenues during the year ended December 31, 2000 were:  $-0-

The aggregate market value of the voting stock held by non-affiliates of the Company, (3,849,675 shares) based upon the closing price of the Company's common stock on April 12, 2001 was approximately $720,000.

As of April 12, 2001 the Company had 3,904,675 issued and outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

      None

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

Gameweaver.com,  Inc. (the  "Company") was  incorporated  on January 26, 1986 as
Vantage,   Inc.,  a  Nevada  corporation.   The  Company  changed  its  name  to
Gameweaver.com, Inc. in 1999.

In February 1987, the Company closed an initial public offering which generated gross proceeds of $175,650.

Since its formation the Company has been involved in several business ventures all of which have been discontinued.

In November 1999, the Company entered into an agreement to acquire Gameweaver, Inc. This agreement was rescinded in December of 1999.

At the present time the Company is not engaged in any business.

ITEM 2.     DESCRIPTION OF PROPERTY

The Company did not own nor lease any real property as of March 31, 2001.

ITEM 3.     LEGAL PROCEEDINGS

None.

ITEM 4.     SUBMISSION OF MATTERS TO SHAREHOLDERS' VOTE

None.

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

As of April 12, 2001, there were 185 record owners of the Company's common stock. The Company's common stock is traded on the OTC Bulletin Board under the symbol "GMWR". Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

     Quarter Ended                  High           Low

     March 31, 1999                    *              *
     June 30, 1999                 $4.00          $0.75
     September 30, 1999                *              *
     December 31, 1999             $2.75          $1.50

     March 31, 2000                $1.54          $0.15
     June 30, 2000                 $1.01          $0.17
     September 30, 2000            $0.68          $0.27
     December 31, 2000             $1.10          $0.05

* Company's stock did not trade during this quarter.

Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors and, in the event of liquidation, to share pro rata in any distribution of the Company's assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. The Company has not paid any dividends does not have any current plans to pay any dividends.

Issuance of Restricted Stock

During the three months ending December 31, 2000, the Company did not issue any shares of its common stock.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

During the year ended December 31, 2000, the Company issued notes payable totaling $355,000 bearing interest at the rate of 8% per annum. These notes are due on October 31, 2001.

As of April 15, 2001 the Company was not engaged in any business. During the year ended December 31, 2001 the Company will attempt to acquire a business.

ITEM 7.     FINANCIAL STATEMENTS.

See the financial statements attached to and made a part of this report.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
            PERSONS.

The names, ages, and respective positions of the directors, officers, and significant employees of the Company.

            Name                 Age         Position

            Richard J. Wilk       55         President
            Miju Stinson          43         Secretary and Treasurer

Richard J. Wilk, has been the President of the Company since 1998. From 1973 through 1996, Mr. Wilk was employed by IBM Canada LTD.

Miju Stinson, has been the Secretary and Treasurer of the Company since 1998. Ms. Stinson is a senior IT professional with twenty-two years experience in computer industry, working for IBM Canada LTD. Ms Stinson has held numerous responsibilities and titles with IBM, including sales and production team leadership roles, technical marketing support, systems engineer, and more recently, senior software sales representative.

ITEM 10.    EXECUTIVE COMPENSATION

No officer or director of the Company received any compensation from the Company during 1999 or 2000.

The Company does not have any annuity, pension or retirement plans.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

The following table sets forth as of March 31, 2001, the shares of the Company's common stock owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company's common stock, and the name and shareholdings of each officer and director and all officers and directors as a group.

Name                                  Shares Owned             Percent of Class

Richard Wilk                             50,000                    1.28%
Miju Stinson                              5,000                    0.13%
Mark Thomas                             245,614                    6.29%
Wembley Holdings                        200,000                    5.12%
Bryan Dear                              293,980 (1)                7.53%
Myrna Crawford                          295,000                    7.56%
Bruce Horton                            281,934 (2)                7.22%
Dennis Madsen                           339,335                    8.69%
Damen Madsen                            339,334                    8.69%
Greg Stringham                          339,331                    8.69%
All Officers and Directors
as a Group (2 persons)                   55,000                    1.41%

(1) Includes shares registered in the name of BMD Financial Inc., a corporation controlled by Mr. Dear. See Item 12 of this report.
(2) Includes shares registered in the name of Continental Consulting Inc., a corporation controlled by Mr. Horton. See Item 12 of this report.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During 1999 the Company issued shares of its common stock to the persons, in the amounts and for the consideration set forth below:

Name                         Shares Issued      Consideration

BMD Financial Inc.              270,000         Services Rendered
Continental Consulting Inc.     270,000         Services Rendered
Lothian Bancorp Ltd.            270,000         Services Rendered
Shawn Hackman                    50,000         Services Rendered
Randall Landham                  50,000         Services Rendered
                              ---------

                               910,000

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number          Exhibit Name

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Form 10-K dated
                       December 31, 1997)

3.2                    Certificate  of  Amendment  to Articles of  Incorporation
                       (incorporated   by   reference  to  Exhibit  3.2  of  the
                       Company's Form 10-K dated December 31, 1997).

3.3                    Bylaws of the Company (Incorporated by reference to
                       Exhibit 3.3 of the Company's Form 10-K dated December 31,
                       1997)

                              GAMEWEAVER.COM, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
GAMEWEAVER.COM, INC.

We have audited the accompanying balance sheets of Gameweaver.com, Inc. (A Development Stage Company) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' deficit and cash flows for the years then ended and for the period from April 12, 1989 to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gameweaver.com, Inc. as of December 31, 2000 and 1999, and the results of its operations and cash flows for the years then ended and for the period from April 12, 1989 to December 31, 2000, in conformity with generally accepted accounting principles.

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



                              MERDINGER, FRUCHTER, ROSEN & CORSO, P.C
                              Certified Public Accountants
Los Angeles, California
April 9, 2001

                              GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                          December 31,
                                                  ----------------------------
      ASSETS                                        2000               1999
                                                  --------          ------------

   Cash and cash equivalents                 $     10,238   $            --
   Advances receivable                            340,000                --
                                             ------------      ---------------

     TOTAL ASSETS                             $   350,238$               --
                                              ================================


      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued expenses     $     98,000$               --
   Notes payable                                                    355,000
                                                               ------------
               --
-----------------
     Total liabilities                            453,000                --
                                             --------------   -------------

COMMITMENTS AND CONTINGENCIES                           -                 -

STOCKHOLDERS' DEFICIT

Common stock, $.001 par value; 75,000,000
   shares authorized, 3,904,675 shares
   issued and outstanding                            3,905           3,905
   Additional paid-in capital                      300,335         300,335
   Deficit accumulated during the development
      stage                                      ( 407,002)      ( 304,240)
                                              -------------     -----------
     Total stockholders' deficit                (  102,762)             --
                                              -------------  --------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      DEFICIT                                $    350,238      $        --
                                             =============   ===============











          The  accompanying   notes  are  an  integral  part  of  the  financial
statements.

                              GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                                           Cumulative
                                                                         From Inception
                                            For the Year Ended          (April 12, 1989)
                                               December 31,               to December 31,
                                          -----------------------     --------------------
                                           2000             1999               2000
                                          ------        ----------    --------------------
                                                        (Restated)         (Restated)

REVENUE                                  $    --         $     --           $     --

EXPENSES
  General and administrative expenses     99,212           89,361            403,452
                                        ----------------------------------------------

LOSS FROM OPERATIONS                    ( 99,212)       (  89,361)         ( 403,452)

OTHER EXPENSES
   Interest expense                     (  3,550)              --            ( 3,550)

LOSS FROM OPERATIONS BEFORE
 PROVISION FOR INCOME TAXES            ( 102,762)       (  89,361)         ( 407,002)

PROVISION FOR INCOME TAXES                    --               --                 --
                                    --------------------------------------------------
NET LOSS                           $   ( 102,762)      $(  89,361)        $( 407,002)
                                    =============     =============      ============

NET LOSS PER COMMON SHARE

   Basic  and diluted               $ (    0.02)      $(    0.26)
                                    ==============   ===============












          The  accompanying   notes  are  an  integral  part  of  the  financial
statements.

                              GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                                      Deficit
                                                                                    Accumulated
                                                                     Additional     During the       Total
                                                 Common Stock          Paid-in      Development   Stockholders'
                                            Shares         Amount      Capital        Stage          Deficit
                                            ------         ------    ----------     ------------  -------------

Balance - April 12, 1989                     30,087       $   30      $ 23,193       $     -        $ 23,223

Shares issued for patent rights,
 March 1990, $0.01 per share                181,733          182           818             -           1,000
Shares issued for cash, April 1990,
 $0.86 per share                             30,815           31        26,469             -          26,500
Shares issued for cash, December 1990,
 $0.00 per share                                167            -         5,000             -           5,000
Shares issued for services, December 1991,
 $29,94 per share                             1,666            2         1,498             -           1,500
Shares issued for cash, December 1992,
 $0.05 per share                            666,666          666        35,363             -          36,029
Shares issued for services, December 1995,
 $0.10 per share                             72,891           73         7,427             -           7,500
Additional loss for the cumulative period
 April 12, 1989 through December 31, 1996         -            -        82,488             -          82,488
Net loss for the cumulative period April 12,
 1989 through December 31, 1996                   -            -             -    (  190,567)     (  190,567)
                                            -----------------------------------------------------------------
 Balance - December 31, 1996 (Unaudited)    984,025          984       182,256    (  190,567)     (    7,327)

Net loss for the year ended
 December 31, 1997                                -            -             -     (   2,363)     (    2,363)
                                          -------------------------------------------------------------------
Balance - December 31, 1997 (Unaudited)     984,025          984       182,256    (  192,930)      (   9,690)

Shares issued for cash,
 November 30, 1998, $0.00 per share       8,000,000        8,000        22,000             -          30,000
Net loss for the year ended
 December 31, 1998                                -            -             -     (  21,949)     (   21,949)
                                       ------------------------------------------ ---------------------------
Balance - December 31, 1998               8,984,025        8,984       204,256     ( 214,879)     (    1,639)

One to three reverse stock split         (5,989,350)   (   5,989)        5,989             -               -
                                          ------------------------------------------------------------------
Balance - December 31, 1998               2,994,675       2,995        210,245    (  214,879)     (    1,639)

Shares Issued for Services                  910,000         910      1,248,310             -       1,249,220
Net Loss for the Year Ended
 December 31, 1999                                -           -              -    (1,247,581)     (1,247,581)
                                        ---------------------------------------------------------------------
Balance - December 31, 1999               3,904,675       3,905      1,458,555    (1,462,460)              -

Prior Period Adjustment                           -           -     (1,158,220)    1,158,220               -
                                       ---------------------------------------------------------------------
Balance - December 31, 2000 restated      3,904,675       3,905        300,335     ( 304,240)              -

Net Loss for the year ended
 December 31, 2000                               -            -              -    (  102,762)       (102,762)
                                   -------------------------------------------------------------------------

Balance - December 31, 2000              3,904,675    $   3,905      $ 300,335   $(  407,002)      $(102,762)
                               ==============================================================================



          The  accompanying   notes  are  an  integral  part  of  the  financial
statements.

                              GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                               Cumulative
                                                                            From Inception
                                                    For the Year Ended       (April 12, 1989)
                                                       December 31,           to December 31,
                                                  ---------------------
                                                    2000        1999              2000
                                                  --------    --------       ---------------
                                                             (Restated)        (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                     $( 102,762)   $(  89,361)        $(407,002)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
  Amortization                                         --            --             1,183
  Common stock issued for services                     --        91,000           100,000
Changes in certain assets and liabilities:
  Other assets                                         --            --            11,029
  Shareholder payable                                  --            --          (  3,003)
  (Increase) decrease in accounts payable
   and accrued expenses                            98,000      (  1,639)          100,503
                                                ------------------------------------------

Net cash used by operating activities            (  4,762)           --          (197,290)
                                                -------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired upon reorganization of Company          --           --             23,540
                                                 ------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additional capital contributed                        --           --            82,488
  Payment of advance receivable                (   340,000)          --         ( 340,000)
  Proceeds from notes payable                      355,000           --           355,000
  Issuance of common stock for cash                     --           --            86,500
                                                ------------------------------------------

Net cash provided from financing activities         15,000           --           183,988
                                                -------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS           10,238           --            10,238

CASH AND CASH EQUIVALENTS - BEGINNING                   --           --                --
                                              --------------------------------------------

CASH AND CASH EQUIVALENTS - ENDING               $  10,238       $   --        $   10,238
                                               ===========================================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
     Interest expense                            $      --        $   --       $       --
                                                ==========================================
     Income taxes                                $      --       $    --        $      --
                                                 =========================================




          The  accompanying   notes  are  an  integral  part  of  the  financial
statements.

                              GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

  NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)   Nature of Operations
               Gameweaver.com, Inc., (the "Company"), was incorporated on January 26, 1986 as Vantage, Inc. under the laws of the State of Nevada. On April 12, 1989, the Company ceased operations and is currently considered a development stage enterprise with its business purpose being seeking a suitable merger/acquisition or joint venture candidate. During 1995, the company changed its name from Vantage, Inc. to Cofitras Entertainment, Inc. then subsequently on October 27, 1999 changed its name to BingoCold.com. On November 26, 1999, the Company then changed its name from BingoCold.com to Gameweaver.com (also see Note 6).

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

                              GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

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

                                                       December 31,
                                             -----------------------------
                                               2000                1999
                                            ---------          -----------

              Basic and diluted            3,904,675           3,500,000
                                          ===========         ===========

     During 1999, the Company had a 1 for 3 reverse stock split (see Note 4).

h)   Comprehensive Income
              In June 1998, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", was issued ("SFAS No. 131"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2000 and 1999, the Company has no items that represent comprehensive income, therefore, has not included a schedule Comprehensive Income in the accompanying financial statements.

                              GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



  NOTE 2 -    ADVANCES RECEIVABLE

               During the year ended December 31, 2000, the Company advanced $340,000 to Streamscape Networks, Inc. ("Streamscape"). These advances are due on demand (also see Note 7).

  NOTE 3 -    NOTES PAYABLE

              During the year ended December 31, 2000, the Company issued notes payable totaling $355,000 bearing interest at the rate of 8% per annum. These notes are due on October 31, 2001.

  NOTE 4 -    EQUITY TRANSACTIONS

              In 1999, the Company had a 1-for-3 reverse stock split. Prior to the reverse stock spilt, the Company had 8,984,025 shares issued and outstanding. The reverse stock split reduced the issued and outstanding shares 2,994,675. The accompanying financial statements have been restated to conform to the reverse stock split. Following the reverse stock split, the Company issued 910,000 shares of common stock for services rendered. The value of these shares have been calculated at the market value of the stock at date of issuance.

  NOTE 5 -    PRIOR PERIOD ADJUSTMENT

              During the year ended  December 31, 2000,  the Company  recorded a prior period adjustment related to the issuance of restricted common stock for services. These shares were issued for professional services rendered during the first two quarters of 1999. These professional services had a fair value of $91,000. The value of the restricted shares issued is deemed to be the fair value of the services performed, which is a more reliable measure, due to the limited volume of the Company's common stock and lack of operations.

                              GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


  NOTE 6 -    INCOME TAXES

              The components of the provision for income taxes were as follows:

                                                           December 31,
                                                     ------------------------
                                                     2000            1999
                                                   ---------------------------
              Current Tax Expense
                U.S. Federal                     $       -        $     -
                State and Local                          -              -
                                                 ------------------------------
              Total Current                              -              -
                                                  -----------------------------

              Deferred Tax Expense
                U.S. Federal                              -             -
                State and Local                           -             -
                                             -----------------       ---------
                Total Deferred                            -             -
                                             ----------------       -----------

              Total Tax Provision from
                Continuing Operations             $       -         $   -
                                              ==============================

              The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

              Federal Income Tax Rate                             (   34.0%)
              Deferred Tax Charge (Credit)                              --
              Effect of Valuation Allowance                           34.0%
              State Income Tax, net of Federal Benefit                  --
                                                             --------------

              Effective Income Tax Rate                                0.0%
                                                                 ============

              At December 31, 2000 and 1999, the Company had net carryforward losses of approximately $407,002 and $304,240, respectively. Because of the current uncertainty of realizing the benefit of the tax carryforward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

              Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows:

                              GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



  NOTE 6 -    INCOME TAXES (Continued)

                                                          December 31,
                                                  ---------------------------
                                                  2000                  1999
                                                 ------               -------
            Deferred Tax Assets
            Loss Carryforwards                $   138,381         $   103,442

            Less:  Valuation Allowance         (  138,381)        (   103,442)
                                               -----------         -----------

            Net Deferred Tax Assets           $        --         $        --
                                            ==================================

            Net operating loss carryforwards expire through 2015. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

  NOTE 7 -  COMMITMENTS AND CONTINGENCIES

            On November 1, 2000 the Company agreed to acquire all of the issued and outstanding shares of Streamscape Networks, Inc. for 17,700,000 shares of the Company's common stock. However Streamscape was not able to deliver all of its issued shares to close the transaction nor was Streamscape able to obtain the financing needed to continue operations. Accordingly, on April 2, 2001 the Company and Streamscape terminated the November 1, 2000 agreement.

            The financial statements do not include the transaction as it was rescinded.

            Subsequent to November 1, 2000 the Company advanced $340,000 to Streamscape. Although Streamscape agreed to pay this amount to the Company, together with accrued interest at 8% no later than August 1, 2001, Streamscape is insolvent and the collection of this amount is unlikely.

  NOTE 8 -    SUBSEQUENT EVENTS

              As discussed in Note 7, the Streamscape agreement was canceled during April 2001.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                              GAMEWEAVER.COM, INC.

                              By:  /s/ Richard J. Wilk
                                   --------------------------
                                  Richard J. Wilk, Chief Executive Officer and
                                    Director
Dated: April 16, 2001
                                   /s/ Miju Stinson
                                   ---------------------------
                                   Miju Stinson, Director