Form 10QSB
period 2001-03-31
GAMEWEAVER COM INC
filed 2001-05-11
CIK 789667

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended MARCH 31, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number 033-90355


                               GAMEWEAVER.COM, INC

           Nevada                                            87-0542172
State or other jurisdiction of incorporation             (I.R.S.) Employer
                                                         Identification No.

                              Gameweaver.com, Inc.
                            2980 South Rainbow Blvd.
                                    Suite 100
                             Las Vegas, Nevada 89146
                     Address of principal executive offices

                                 (702) 307-8778
                  ---------------------------- ---------------
               Registrant's telephone number, including area code

                                     N/A
                  Former address of principal executive offices

Indicate by check mark whether the Registrant (1) has files all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

            Yes             X                               No    ________
                  ------------------

      As of May 10, 2001 the Company had 3,904,675 outstanding shares of common stock.

                              GAMEWEAVER.COM, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2001

                              GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS
                                 MARCH 31, 2001





                                      INDEX



Balance sheets                                                         1


Statements of operations                                               2


Statement of stockholders' deficit                                     3


Statements of cash flows                                               4


Notes to financial statements                                      5 - 8

                              GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                    March 31,      December 31,
                                                      2001             2000
                                                    --------        ----------
     ASSETS
   Cash and cash equivalents                  $        7,767     $     10,238
   Advances receivable                               320,000          320,000
                                               -------------     ------------

     TOTAL ASSETS                               $    327,767      $   330,238
                                                ============      ===========

   LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Accounts payable and accrued expenses        $    105,100     $     98,000
   Notes payable                                     355,000          355,000
                                                ------------     ------------
     Total liabilities                               460,100          453,000
                                               -------------     ------------

COMMITMENTS AND CONTINGENCIES                              -                -

STOCKHOLDERS' DEFICIT
 Common stock, $.001 par value; 75,000,000 shares
  authorized, 3,904,675 shares issued and outstanding  3,905            3,905
 Additional paid-in capital                          300,335          300,335
 Deficit accumulated during the development stage   (436,573)        (427,002)
                                                    ---------       ----------
  Total stockholders' deficit                       (132,333)        (122,762)
                                                    ---------       ----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      DEFICIT                                   $    327,767     $    330,238
                                                ============     ============






     The accompanying notes are an integral part of the financial statements.

                              GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                                 Cumulative
                                              For the          From Inception
                                            Quarter Ended      (April 2, 1989)
                                              March 31,         to March 31,
                                           --------------      ---------------
                                          2001        2000          2001
                                          ----        ----          ----

REVENUE                                 $    -      $    -        $     -

EXPENSES
 General and administrative expenses     2,497       8,985        425,949
                                         -----       -----        -------

LOSS FROM OPERATIONS                    (2,497)     (8,985)      (425,949)

OTHER INCOME (EXPENSES)
   Interest income                          26           -             26
   Interest expense                     (7,100)          -        (10,650)
                                        ------       -----        --------

TOTAL OTHER INCOME (EXPENSES)           (7,074)          -        (10,624)
                                  --------------- --------        --------

LOSS FROM OPERATIONS BEFORE
 PROVISION FOR INCOME TAXES             (9,571)     (8,985)      (436,573)

PROVISION FOR INCOME TAXES                   -           -              -
                                   -----------      -------      ---------
NET LOSS                           $    (9,571)   $ (8,985)     $(436,573)
                                   ============== ============= ============

NET LOSS PER COMMON SHARE

   Basic  and diluted             $   (  0.00)    $ ( 0.00)
                                  =============== ==============





     The accompanying notes are an integral part of the financial statements.

                              GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' DEFICIT


                                                                                       Deficit
                                                                                      Accumulated
                                                 Common Stock           Additional    During the         Total
                                               -----------------         Paid-in      Development     Stockholders'
                                               Shares        Amount      Capital        Stage            Deficit
                                               ------        ------     ----------    -----------     -------------


Balance - April 12, 1989                       30,087        $   30       $ 23,193      $     -         $  23,223

Shares issued for patent rights,
 March 1990, $0.01 per share                  181,733           182            818            -             1,000
Shares issued for cash, April 1990,
 $0.86 per share                               30,815            31         26,469            -            26,500
Shares issued for cash, December 1990,
 $0.00 per share                                  167             -          5,000            -             5,000
Shares issued for services, December 1991,
 $29,94 per share                               1,666             2          1,498            -             1,500
Shares issued for cash, December 1992,
 $0.05 per share                              666,666           666         35,363            -            36,029
Shares issued for services, December 1995,
 $0.10 per share                               72,891            73          7,427            -             7,500
Additional loss for the cumulative period
 April 12, 1989 through December 31, 1996           -             -         82,488            -            82,488
Net loss for the cumulative period April 12,
 1989 through December 31, 1996                     -             -              -     (190,567)         (190,567)
                                              --------------------------------------------------------------------
Balance - December 31, 1996 (Unaudited)       984,025           984        182,256     (190,567)           (7,327)

Net loss for the year ended
 December 31, 1997                                  -             -              -       (2,363)           (2,363)
                                              --------------------------------------------------------------------
Balance - December 31, 1997 (Unaudited)       984,025           984        182,256     (192,930)           (9,690)

Shares issued for cash,
 November 30, 1998, $0.00 per share         8,000,000         8,000         22,000            -            30,000
Net loss for the year ended
 December 31, 1998                                  -             -              -      (21,949)          (21,949)
                                              --------------------------------------------------------------------
Balance - December 31, 1998                 8,984,025         8,984        204,256     (214,879)           (1,639)

One to three reverse stock split           (5,989,350)       (5,989)         5,989            -                 -
                                              --------------------------------------------------------------------
Balance - December 31, 1998 restated        2,994,675         2,995        210,245     (214,879)           (1,639)

Shares Issued for Services                    910,000           910      1,248,310            -         1,249,220
Net Loss for the Year Ended
 December 31, 1999                                  -             -              -   (1,247,581)       (1,247,581)
                                              --------------------------------------------------------------------
Balance - December 31, 1999                 3,904,675         3,905      1,458,555   (1,462,460)                -

Prior Period Adjustment                             -             -     (1,158,220)   1,158,220                 -
                                              --------------------------------------------------------------------
Balance - December 31, 2000 restated        3,904,675         3,905        300,335     (304,240)                -

Net Loss for the year ended
 December 31, 2000                                  -             -              -     (122,762)         (122,762)
                                              --------------------------------------------------------------------
Balance - December 31, 2000                 3,904,675         3,905        300,335     (427,002)         (122,762)

Net Loss for the quarter ended
 March 31, 2001                                     -             -              -     (  9,571)         (  9,571)
                                              --------------------------------------------------------------------
Balance - March 31, 2001                    3,904,675       $ 3,905       $300,335   $ (436,573)       $ (132,333)
                                             =====================================================================


     The accompanying notes are an integral part of the financial statements.

                              GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                 Cumulative
                                              For the          From Inception
                                            Quarter Ended      (April 2, 1989)
                                              March 31,         to March 31,
                                           --------------      ---------------
                                          2001        2000          2001
                                          ----        ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                             $ (9,571)    $ (8,985)    $(436,573)
  Adjustments to reconcile net
   loss to net cash used by
   operating activities:
  Amortization                                -            -         1,183
  Common stock issued for services            -            -       100,000
Changes in certain assets and liabilities:
  Other assets                                -            -        11,029
  Shareholder payable                         -            -      (  3,003)
  (Increase) decrease in accounts payable
   and accrued expenses                   7,100       10,000       107,603
                                      -----------------------------------------

Net cash used by operating activities    (2,471)       1,015     ( 219,761)
                                      -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired upon reorganization
    of Company                                -            -        23,540
                                      -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additional capital contributed              -            -        82,488
  Payment of advance receivable               -            -      (320,000)
  Proceeds from notes payable                 -            -       355,000
  Issuance of common stock for cash           -            -        86,500
                                      -----------------------------------------

Net cash provided from financing
  activities                                  -            -       203,988
                                      -----------------------------------------


NET INCREASE IN CASH AND CASH
 EQUIVALENTS                             (2,471)       1,015        7,767

CASH AND CASH EQUIVALENTS - BEGINNING    10,238            -            -
                                       ----------------------------------------

CASH AND CASH EQUIVALENTS - ENDING     $  7,767      $ 1,015      $ 7,767
                                       ========================================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
     Interest expense                  $      -      $     -      $     -
                                       ========================================
     Income taxes                      $      -      $     -      $     -
                                       ========================================


     The accompanying notes are an integral part of the financial statements.

                              GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

  NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a)   Nature of Operations
              The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

           For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2000.

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

                              GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

                                                             March 31,
                                                    -----------------------
                                                        2001         2000
                                                    -----------------------
              Basic  and diluted                     3,904,675    3,904,675
                                                    =========== ===========

         h)   Comprehensive Income
              In June 1998, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", was issued ("SFAS No. 131"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of March 31, 2001 and 2000, the Company has no items that represent comprehensive income, therefore, has not included a schedule Comprehensive Income in the accompanying financial statements.

                              GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

  NOTE 2 -    ADVANCES RECEIVABLE

               During the year ended December 31, 2000, the Company advanced $340,000 to Streamscape Networks, Inc. ("Streamscape"). These advances are due on demand (also see Note 5).

  NOTE 3 -    NOTES PAYABLE

              During the year ended December 31, 2000, the Company issued notes payable totaling $355,000 bearing interest at the rate of 8% per annum. These notes are due on October 31, 2001.

  NOTE 4 -    PRIOR PERIOD ADJUSTMENT

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

  NOTE 5 -    COMMITMENTS AND CONTINGENCIES

              On November 13, 2000, the Company announced that it was to acquire 100% of Streamscape representing 14,610,000 shares of Streamscape's common stock in exchange for 17,700,000 shares of the Company's common stock. The 17,700,000 shares of the Company's common stock were placed in escrow, subject to certain escrow conditions being satisfied before they could be distributed to the shareholders of Streamscape.

              By April of 2001, the management of Streamscape could not deliver all the shares of Streamscape, nor were they able to obtain additional financing to continue operations which was part of the escrow conditions.

              Therefore, during April 2001, the agreement was rescinded. The recission occurred prior to the Company commencing operations with Streamscape and the 17,700,000 shares of the Company's common stock were returned to the transfer agent for cancellation.

               The financial statements do not include the transaction as it was rescinded.

  NOTE 6 -    SUBSEQUENT EVENTS

               As discussed in Note 5, the Streamscape agreement was canceled during April 2001.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              AND PLAN OF OPERATION

      During the year ended December 31, 2000 the Company issued notes payable totaling $355,000 bearing interest at the rate of 8% per annum. These notes are due on October 31, 2001.

      As of April 15, 2001 the Company was not engaged in any business. During the year ended December 31, 2001 the Company will attempt to acquire a business.

                                     PART II
                                OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         On November 1, 2000, the Company agreed to acquire all of the issued and outstanding shares of Streamscape Networks, Inc. for 17,700,000 shares of the Company's common stock. However, Streamscape was not able to deliver all of its issued shares to close the transaction, nor was Streamscape able to obtain the financing needed to continue operations. Accordingly, on April 2, 2001 the Company and Streamscape terminated the November 1, 200 agreement.

          The financial statements do not include the transaction as it was rescinded.

         Subsequent to November 1, 2000 the Company advanced $340,000 to Streamscape. Although Streamscape agreed to pay this amount to the Company, together with accrued interest at 8%, no later than August 1, 2001, Streamscape is insolvent and the collection of this amount is unlikely.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         No exhibits are filed with this report.

         During the quarter ending March 31, 2001, the Company did not file any reports on Form 8-K.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         GAMEWEAVER.COM, INC.


                                    By:   /s/ Richard J. Wilk
                                         --------------------------
                                         Richard J. Wilk, Chief Executive
                                         Officer and Director
Dated: May 10, 2001