Form 10QSB
period 2001-06-30
GAMEWEAVER COM INC
filed 2001-08-14
CIK 789667

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended JUNE 30, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number 033-90355


                               GAMEWEAVER.COM, INC

                Nevada                                      87-0542172
------------------------------------------           -----------------------
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

                                       N/A
                      -------------------------------------
                  Former address of principal executive offices

Indicate by check mark whether the Registrant (1) has files all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

            Yes             X                        No    ________
                  ------------------

    As of August 14, 2001 the Company had 3,904,675 outstanding shares of common stock.

                              GAMEWEAVER.COM, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2001

                              GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS
                                  JUNE 30, 2001







                                      INDEX



Balance sheets                                                    1


Statements of operations                                          2


Statement of stockholders' deficit                                3


Statements of cash flows                                          4


Notes to financial statements                                   5 - 8

                                    GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                 June 30,           December 31,
                                                   2001                 2000
                                                 ---------          ------------
                                                (Unaudited)
ASSETS
Cash and cash equivalents                        $ 2,201             $ 10,238
Advances receivable, net of reserve
of $320,000 and $-0-                                   -              320,000
                                                 -------------------------------
     TOTAL ASSETS                                $ 2,201             $330,238
                                                 ==============     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Accounts payable and accrued expenses        $112,200             $ 98,000
   Notes payable                                 355,000              355,000
                                                 -------------------------------
     Total liabilities                           467,200              453,000
                                                 -------------    ------------

COMMITMENTS AND CONTINGENCIES                          -                    -

STOCKHOLDERS' DEFICIT
   Common stock, $.001 par value; 75,000,000
   shares authorized, 3,904,675 shares issued
   and outstanding                                 3,905                3,905
   Additional paid-in capital                    300,335              300,335
   Deficit accumulated during the development
   stage                                        (769,239)            (427,002)
                                                ----------         ------------
     Total stockholders' deficit                (464,999)            (122,762)
                                                ----------         ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      DEFICIT                                  $   2,201           $  330,238
                                                ===============================

The accompanying notes are an integral part of the financial statements.

                              GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                                                               Cumulative
                                                                                                  From
                                                                                               Inception
                                      For the Six Months Ended      For the Three Months        (April 2,
                                                                            Ended                1989)
                                              June 30,                    June 30,              To June
                                                                                                  30,
                                      ------------------------    -------------------------
                                         2001          2000          2001           2000          2001
                                      ----------    ----------    ----------     ----------    -----------
REVENUE                              $         -   $         -  $          -   $          -   $         -
                                      ----------    ----------    ----------     ----------    -----------

EXPENSES
      Bad Debt Expense                   320,000             -       320,000              -       320,000
      General and administrative           8,074         8,985         5,577          8,985       431,526
expenses
                                      ----------    ----------    ----------     ----------    -----------
      Total Expenses                     328,074         8,985       325,577          8,985       751,526
                                      ----------    ----------    ----------     ----------    -----------

LOSS FROM OPERATIONS                  (  328,074)     (  8,985)   (  325,577)      (  8,985)    (          )
                                                                                                  751,526

OTHER INCOME (EXPENSES)
      Interest income                         37             -            11              -            37
      Interest expense                 (  14,200)            -      (  7,100)             -     (  17,750  )
                                      ----------    ----------    ----------     ----------    -----------

TOTAL OTHER INCOME (EXPENSES)          (  14,163)            -      (  7,089)             -     (  17,713  )
                                      ----------    ----------    ----------     ----------    -----------

LOSS FROM OPERATIONS BEFORE                                                                     (
PROVISION FOR INCOME TAXES            (  342,237)     (  8,985)   (  332,666)      (  8,985)      769,239  )

PROVISION FOR INCOME TAXES                     -             -             -              -             -
                                      ----------    ----------    ----------     ----------    -----------

NET LOSS                             $(  342,237) $   (  8,985) $ (  332,666)  $   (  8,985)  $ (          )
                                                                                                  769,239
                                      ==========    ==========    ==========     ==========    ===========

NET LOSS PER COMMON SHARE

      Basic and diluted              $   (  0.09) $    (  0.00) $    (  0.09)  $   (  0.00)
                                      ==========    ==========    ==========     ==========



            The accompanying notes are an integral part of the financial statements.

                              GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' DEFICIT



                                                                                 Deficit
                                                                               Accumulated
                                                                 Additional     During the        Total
                                             Common Stock         Paid-in       Development    Stockholders'
                                         Shares         Amount    Capital         Stage           Deficit
                                         ---------------------------------------------------------------------------
Balance - April 12, 1989                 30,087         $   30    $ 23,193      $     -         $ 23,223

Shares issued for patent rights,
 March 1990, $0.01 per share            181,733            182         818            -            1,000
Shares issued for cash, April 1990,
 $0.86 per share                         30,815             31      26,469            -           26,500
Shares issued for cash, December 1990,
 $0.00 per share                            167              -       5,000            -            5,000
Shares issued for services, December
 1991, $29,94 per share                   1,666              2       1,498            -            1,500
Shares issued for cash, December
 1992, $0.05 per share                  666,666            666      35,363            -           36,029
Shares issued for services, December
 1995, $0.10 per share                   72,891             73       7,427            -            7,500
Additional loss for the cumulative
 period April 12, 1989 through
 December 31, 1996                            -              -      82,488            -           82,488
Net loss for the cumulative period
 April 12, 1989 through December
 31, 1996                                     -              -           -     (190,567)        (190,567)
                               ----------------------------------------------------------------------------
Balance - December 31, 1996
(Unaudited)                             984,025            984     182,256     (190,567)          (7,327)

Net loss for the year ended
 December 31, 1997                            -              -           -       (2,363)          (2,363)
                     ---------------------------------------------------------- ---------------------------
Balance - December 31, 1997
(Unaudited)                             984,025            984     182,256     (192,930)          (9,690)

Shares issued for cash,
 November 30, 1998, $0.00
 per share                            8,000,000          8,000      22,000            -           30,000
Net loss for the year ended
 December 31, 1998                            -              -           -      (21,949)         (21,949)
                    ----------------------------------------------------------- ---------------------------
Balance - December 31, 1998           8,984,025          8,984     204,256     (214,879)          (1,639)

One to three reverse stock split     (5,989,350)        (5,989)      5,989            -                -
                                ---------- ---------- -----------------------------------------------------
Balance - December 31, 1998
 restated                             2,994,675          2,995     210,245     (214,879)          (1,639)

Shares Issued for Services              910,000            910   1,248,310            -        1,249,220
Net Loss for the Year Ended
 December 31, 1999                            -              -           -   (1,247,581)      (1,247,581)
                   ------------------------------------------------------------ --------------------------
Balance - December
 31, 1999                             3,904,675          3,905   1,458,555   (1,462,460)               -

Prior Period Adjustment                       -              -  (1,158,220)   1,158,220                -
                       ------------------------------------------------ ----------------------------------
Balance - December 31,
 2000 restated                        3,904,675          3,905     300,335     (304,240)              -

Net Loss for the year ended
 December 31, 2000                            -              -           -     (122,762)       (122,762)
                  ----------------------------------------------------------------------------------------

Balance - December 31, 2000           3,904,675          3,905     300,335     (427,002)       (122,762)

Net Loss for the six months ended
 June 30, 2001                                -              -           -     (342,237)       (342,237)
                -----------------------------------------------------------------------------------------

Balance - June 30, 2001               3,904,675        $ 3,905    $300,335   $ (769,239)      $(464,999)
                       ===================================================== ============================



The accompanying notes are an integral part of the financial statements.

                              GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS




                                                                        Cumulative
                                                                       From Inception
                                          For the Six Months Ended   (April 12, 1989)
                                                   June 30,             to June 30,
                                              2001            2000          2001
                                          ------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                $ (342,237)    $ (28,986)     $(769,239)

  Adjustments to reconcile net loss to
  net cash used by operating activities:
  Increase in bad debt expense               320,000             -        320,000
  Amortization                                     -             -          1,183
  Common stock issued for services                 -             -        100,000
Changes in certain assets and liabilities:
  Other assets                                     -             -         11,029
  Shareholder payable                              -             -         (3,003)
  (Increase) decrease in accounts payable
   and accrued expenses                       14,200        29,390        114,703
                                         ----------------------------- ------------
Net cash used by operating activities         (8,037)          404       (225,327)
                                         --------------- ---------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash acquired upon reorganization of Company      -             -         23,540
                                         -------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additional capital contributed                   -             -         82,488
  Payment of advance receivable                    -             -       (320,000)
  Proceeds from notes payable                      -             -        355,000
  Issuance of common stock for cash                -             -         86,500
                                     -----------------------------------------------

Net cash provided from financing activities        -             -        203,988
                                           -----------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS     (8,037)          404          2,201

CASH AND CASH EQUIVALENTS - BEGINNING         10,238             -              -
                                         -------------------------------------------

CASH AND CASH EQUIVALENTS - ENDING        $    2,201       $   404      $   2,201
                                          =========================================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
     Interest expense                     $        -       $     -      $       -
                                          ==========================================
     Income taxes                         $        -       $     -      $       -
                                          ==========================================



The accompanying notes are an integral part of the financial statements.

                              GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001



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

               Gameweaver.com, Inc., (the "Company"), was incorporated on January 26, 1986 as Vantage, Inc. under the laws of the State of Nevada. On April 12, 1989, the Company ceased operations and is currently considered a development stage enterprise with its business purpose being seeking a suitable merger/acquisition or joint venture candidate. During 1995, the company changed its name from Vantage, Inc. to Cofitras Entertainment, Inc. then subsequently on October 27, 1999 changed its name to BingoCold.com. On November 26, 1999, the Company then changed its name from BingoCold.com to Gameweaver.com.

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

                              GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

                                                               June 30,
                                                      ---------------------
                                                        2001         2000
                                                    -----------------------
              Basic  and diluted                     3,904,675    3,904,675
                                                    ==========  ===========

         h)   Comprehensive Income
              In June 1998, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", was issued ("SFAS No. 131"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of June 30, 2001 and 2000, the Company has no items that represent comprehensive income, therefore, has not included a schedule Comprehensive Income in the accompanying financial statements.

                              GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001



  NOTE 2 -    ADVANCES RECEIVABLE

              During the year ended December 31, 2000, the Company advanced $320,000 to Streamscape Networks, Inc. ("Streamscape"). These advances are due on demand (also see Note 5). As of June 30, 2001 Streamscape is insolvent and collection on these advances is unlikely, therefore these advances have been reserved for

  NOTE 3 -    NOTES PAYABLE

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

              The financial statements do not include the transaction as it was rescinded (see also Note 2).

  NOTE 6 -  SUBSEQUENT EVENTS

              The company has agreed to issue an aggregate of one million two-year warrants to ten parties for services rendered. Each warrant entitles the Holder to purchase one common share of the Company at a purchase price of $0.20 per share at any time prior to expiration.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              AND PLAN OF OPERATION

      During the year ended December 31, 2000 the Company issued notes payable totaling $355,000 bearing interest at the rate of 8% per annum. These notes are due on October 31, 2001.

      As of August 14, 2001 the Company was not engaged in any business. During the year ended December 31, 2001 the Company will attempt to acquire a business.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         No exhibits are filed with this report.

         During the quarter ending June 30, 2001, the Company did not file any reports on Form 8-K.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GAMEWEAVER.COM, INC.


                                  By:  /s/ Richard J. Wilk
                                       -------------------------------------
                                           Richard J. Wilk, Chief Executive
                                           Officer and Director
Dated: August 10, 2001