Form 10QSB
period 2001-09-30
GAMEWEAVER COM INC
filed 2001-11-14
CIK 789667

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2001

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

            Yes             X               No    ________
                  ------------------

   As of November 12, 2001 the Company had 3,904,675 outstanding shares of common stock.

                              GAMEWEAVER.COM, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

                              GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001







                                      INDEX



Balance sheets                                                    1


Statements of operations                                          2


Statement of stockholders' deficit                                3


Statements of cash flows                                          4


Notes to financial statements                                    5 - 7

                              GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                   September 30,    December 31,
                                                        2001            2000
                                                   ------------     ------------
                                                   (Unaudited)
 ASSETS
Cash and cash equivalents                            $  1,753       $  10,238
Advances receivable, net of
reserve of $320,000 and $-0-                                -         320,000
                                                     --------       ---------
     TOTAL ASSETS                                    $  1,753       $ 330,238
                                                     ========       =========
   LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Accounts payable and accrued expenses             $119,300       $  98,000
   Notes payable                                      355,000         355,000
                                                     --------       ---------
     Total liabilities                                474,300         453,000
                                                     --------       ---------
COMMITMENTS AND CONTINGENCIES                               -               -

STOCKHOLDERS' DEFICIT
 Common stock, $.001 par value; 75,000,000 shares
 authorized, 3,904,675 shares issued and outstanding    3,905           3,905
 Additional paid-in capital                           300,335         300,335
 Deficit accumulated during the development stage    (776,787)       (427,002)
                                                     --------       ---------
     Total stockholders' deficit                     (472,547)       (122,762)
                                                     --------       ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      DEFICIT                                        $  1,753       $ 330,238
                                                     ========       =========




The accompanying notes are an integral part of the financial statements.

                              GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                Cumulative
                                                                                              From Inception
                                        For the Nine Months         For the Three Months        (April 2,
                                               Ended                        Ended               1989) to
                                           September 30,                September 30,         September 30,
                                       ------------------------    ----------------------     -------------
                                         2001          2000          2001           2000           2001
                                      ----------    ----------    ----------     ----------    ------------
REVENUE                              $         -   $         -  $          -   $          -   $          -
                                      ----------    ----------    ----------     ----------    ------------

EXPENSES
      Bad Debt Expense                   320,000             -             -              -        320,000
      General and administrative           8,524        12,833           450          9,822        431,976
expenses
                                      ----------    ----------    ----------     ----------    ------------
      Total Expenses                     328,524        12,833           450          9,822        751,976
                                      ----------    ----------    ----------     ----------    ------------

LOSS FROM OPERATIONS                  (  328,524)     ( 12,833)    (     450)      (  9,822)    (  751,976  )

OTHER INCOME (EXPENSES)
      Interest income                         39             -             2              -             39
      Interest expense                 (  21,300)            -      (  7,100)             -      (  24,850  )
                                      ----------    ----------    ----------     ----------    ------------

TOTAL OTHER INCOME (EXPENSES)          (  21,261)            -      (  7,098)             -      (  24,811  )
                                      ----------    ----------    ----------     ----------    ------------

LOSS FROM OPERATIONS BEFORE
PROVISION FOR INCOME TAXES            (  349,785)     ( 12,833)     (  7,584)      (  9,822)    (  776,787  )

PROVISION FOR INCOME TAXES                     -             -             -              -              -
                                      ----------    ----------    ----------     ----------    ------------

NET LOSS                             $(  349,785) $   ( 12,833) $   (  7,584)  $   (  9,822)  $ (  776,787  )
                                      ==========    ==========    ==========     ==========    ============

NET LOSS PER COMMON SHARE

      Basic and diluted              $   (  0.09) $    (  0.00) $    (  0.00)  $    (  0.00)
                                      ==========    ==========    ==========     ==========



          The accompanying notes are an integral part of the financial statements.

                              GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)


                                                                               Deficit
                                                                             Accumulated
                                                                Additional    During the      Total
                                             Common Stock        Paid-in     Development   Stockholders'
                                           Shares      Amount    Capital       Stage         Deficit
                                        ----------  ------------------------------------------------------
Balance - April 12, 1989                  30,087       $   30     $ 23,193    $     -      $ 23,223

Shares issued for patent rights,
 March 1990, $0.01 per share             181,733          182          818          -         1,000
Shares issued for cash, April 1990,
 $0.86 per share                          30,815           31       26,469          -        26,500
Shares issued for cash, December 1990,
 $0.00 per share                             167            -        5,000          -         5,000
Shares issued for services, December 1991,
 $29.94 per share                          1,666            2        1,498          -         1,500
Shares issued for cash, December 1992,
 $0.054  per share                       666,666          666       35,363          -        36,029
Shares issued for services, December 1995,
 $0.10 per share                          72,891           73        7,427          -         7,500
Additional loss for the cumulative period
 April 12, 1989 through December 31, 1996      -            -       82,488          -        82,488
Net loss for the cumulative period April 12,
 1989 through December 31, 1996                -            -            -   (190,567)     (190,567)
                                          -----------------------------------------------------------
Balance - December 31, 1996 (Unaudited)  984,025          984      182,256   (190,567)       (7,327)

Net loss for the year ended
 December 31, 1997                             -            -            -     (2,363)       (2,363)
                     ---------------------------------------------------------- ---------------------
Balance - December 31, 1997 (Unaudited)  984,025         984       182,256   (192,930)       (9,690)

Shares issued for cash,
 November 30, 1998, $0.00 per share    8,000,000       8,000        22,000          -        30,000
Net loss for the year ended
 December 31, 1998                             -           -             -    (21,949)      (21,949)
                    ----------------------------------------------------------- --------------------
Balance - December 31, 1998            8,984,025       8,984       204,256   (214,879)       (1,639)

One to three reverse stock split      (5,989,350)     (5,989)        5,989          -             -
                                ---------- ---------- -----------------------------------------------
Balance - December 31, 1998 restated   2,994,675       2,995       210,245   (214,879)       (1,639)

Shares Issued for Services               910,000         910     1,248,310          -     1,249,220
Net Loss for the Year Ended
 December 31, 1999                             -           -             - (1,247,581)   (1,247,581)
                   ------------------------------------------------------------ ---------------------
Balance - December 31, 1999            3,904,675       3,905     1,458,555 (1,462,460)            -

Prior Period Adjustment                        -           -    (1,158,220) 1,158,220             -
                   ----------------------------------------------------------------------------------

Balance - December 31, 2000 restated   3,904,675       3,905       300,335   (304,240)            -

Net Loss for the year ended
 December 31, 2000                             -           -             -   (122,762)     (122,762)
                    ---------------------------------------------------------------------------------
Balance - December 31, 2000            3,904,675       3,905       300,335   (427,002)     (122,762)

Net Loss for the nine months ended
 September 30, 2001                            -           -             -   (349,785)     (349,785)
                    ---------------------------------------------------------------------------------
Balance - September 30, 2001           3,904,675      $3,905      $300,335  $(776,787)    $(472,547)
                    =================================================================================



The accompanying notes are an integral part of the financial statements.

                              GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  Cumulative
                                                                                From Inception
                                               For the Nine Months Ended       (April 12, 1989)
                                                    September 30,               to September 30,
                                                 2001           2000                 2001
                                             ---------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                    $(349,785)      $(28,986)           $(776,787)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
  Increase in bad debt expense                  320,000              -              320,000
  Amortization                                        -              -                1,183
  Common stock issued for services                    -              -              100,000
Changes in certain assets and liabilities:
  Other assets                                        -              -               11,029
  Shareholder payable                                 -              -              (3,003)
  (Increase) decrease in accounts payable
   and accrued expenses                          21,300         29,390             121,803
                                         ------------------------------------------------------
Net cash used by operating activities            (8,485)           404            (225,775)
                                         ------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash acquired upon reorganization of Company         -              -              23,540
                                              --------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additional capital contributed                      -              -              82,488
  Payment of advance receivable                       -              -            (320,000)
  Proceeds from notes payable                         -              -             355,000
  Issuance of common stock for cash                   -              -              86,500
                                     -----------------------------------------------------------

Net cash provided from financing activities           -              -             203,988
                                           ------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS        (8,485)           404               1,753

CASH AND CASH EQUIVALENTS - BEGINNING            10,238              -                   -
                                         -------------------------------------------------
CASH AND CASH EQUIVALENTS - ENDING        $       1,753    $       404        $      1,753
                                          =========================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
     Interest expense                     $            -   $         -        $          -
                                          ==============   ===========        ============
     Income taxes                         $            -   $         -        $          -
                                          ==============   ===========        ============









The accompanying notes are an integral part of the financial statements.

                              GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


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

         c)   Basis of Presentation
              The Company has no operations and has accumulated losses since inception. This situation raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying

                              GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


  NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         c)   Basis of Presentation (cont'd)
              ------------------------------
              amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management is currently seeking one or more potential business ventures through acquiring or merging with a company with viable operations.

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

                              GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


  NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)     Earnings Per Share (cont'd)
       ---------------------------
       The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. The shares used in the computations were as follows:

                                                         September 30,
                                                      ---------------------
                                                        2001         2000
                                                    -----------------------
              Basic  and diluted                     3,904,675    3,904,675
                                                    ==========  ===========

h)     Comprehensive Income
       In June 1998, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", was issued ("SFAS No. 131"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of September 30, 2001 and 2000, the Company has no items that represent comprehensive income, therefore, has not included a schedule Comprehensive Income in the accompanying financial statements.

  NOTE 2 -    ADVANCES RECEIVABLE

              During the year ended December 31, 2000, the Company advanced $320,000 to Streamscape Networks, Inc. ("Streamscape"). These advances are due on demand (also see Note 5). As of September 30, 2001 Streamscape is insolvent and collection on these advances is unlikely, therefore these advances have been reserved for.

  NOTE 3 -    NOTES PAYABLE

              During the year ended December 31, 2000, the Company issued convertible notes payable totaling $355,000 bearing interest at the rate of 8% per annum. These notes are due on October 31, 2001.

                              GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              AND PLAN OF OPERATION

      As of November 12, 2001 the Company was not engaged in any business. The Company plans to acquire another business.

                                     PART II
                                OTHER INFORMATION

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         No exhibits are filed with this report.

         During the quarter ending September 30, 2001, the Company did not file any reports on Form 8-K.

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

Dated: November 13, 2001