Form 10KSB
period 2001-12-31
GAMEWEAVER COM INC
filed 2002-03-29
CIK 789667

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                      ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2001.

Commission File Number 033-90355

                               GAMEWEAVER.COM, INC.
                               --------------------
              (Exact name of registrant as specified in its charter)

               Nevada                                    87-0542172
------------------------------                --------------------------------
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

The Company's revenues during the year ended December 31, 2001 were:  $-0-

The aggregate market value of the voting stock held by non-affiliates of the Company, (3,904,681 shares) based upon the closing price of the Company's common stock on March 25, 2002 was approximately $2,500,000.

As of March 25, 2002 the Company had 7,514,681 issued and outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

      None

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

Gameweaver.com,  Inc. (the  "Company") was  incorporated  on January 26, 1986 as
Vantage,   Inc.,  a  Nevada  corporation.   The  Company  changed  its  name  to
Gameweaver.com, Inc. on November 26, 1999.

In February 1987, the Company closed an initial public offering which generated gross proceeds of $175,650.

In November 1999, the Company entered into an agreement to acquire Gameweaver, Inc. This agreement was rescinded in December of 1999.

Prior to December 2001 the Company was involved in several business ventures all of which have been discontinued.

In March of 2002, the Company applied to the Secretary of State for Nevada to change its name from Gameweaver.com, Inc. to Inform Media Group, Inc..

Inform Online Inc.

On November 26, 2001 the Company acquired substantially all of the assets of Inform Online Inc. ("Inform Online"), a developer of a system that provides advertisements to digital display systems, for 1,000,000 restricted shares of the Company's common stock. The Inform Online system delivers advertisements by means of the internet to digital display systems in various locations, including airport information screens, tourism information kiosks in hotels and resorts, bank and credit union's ATMs and jumbotron screens in sport stadiums and public plazas. With the Inform Online system, advertisers have the capability to pinpoint specific audiences in different geographic locations and can deliver commercial messages that can be updated in real time.

The Company plans to transfer the assets acquired from Inform Online to a wholly owned subsidiary ("NewInform").

If by June 30, 2002 NewInform is unable to reach an agreement with a major vendor to supply online advertising, the Company may elect to return cancel its agreement with Inform. If the agreement is cancelled, Inform Online will deliver a promissory note to the Company for all amounts advanced by the Company to the new subsidiary, the assets acquired by the Company will be returned to Inform Online, and Inform Online will return the 1,000,000 shares of the Company's common stock to the Company.

If NewInform's Earnings Before Income Taxes, Depreciation and Amortization (EBITDA) are at least $1,800,000 (U.S. $) for the twelve months ending December 31, 2002, the Company has agreed to issue to Inform Online such additional shares of its common stock as may be determined by the following formula:

            EBITDA x 2
            ----------
                A

Where:      A = the average  closing prices of the Company's  common stock on the OTC Bulletin Board for the ten trading days ending on January 15, 2003.

If NewInform's EBITDA is not $1,800,000 (U.S. $) for the twelve months ending December 31, 2002, but is at least $4,600,000 for the twelve months ending December 31, 2003 the Company has agreed to issue to Inform Online such additional shares of its common stock as may be determined by the following formula:

            EBITDA x 2
            ----------
                A

Where:    A =   the average closing prices of the Company's common stock on the OTC Bulletin Board for the ten trading days ending on January 15, 2004.

As of March 28, 2002, Inform Online had not signed any agreements for the use of its system and had not generated any revenues from its operations.

NewInform will focus primarily on advertising markets in China.

Tele Pacific Communication (Samoa) Inc.

On March 25, 2002 the Company acquired all of the issued and outstanding shares of Tele Pacific Communications (Samoa) Inc. ("Samoa") from Pacific E-Link Corporation in exchange for 2,500,000 shares of the Company's common stock.

Samoa has a 75% interest in Chengdu Publicis International Advertising Co. Ltd., a Sino-foreign joint venture advertising agency (the "Agency"). The Agency was granted a license in 1994 to carry out a full service advertising business throughout China through a network of branch offices.

The Agency has four offices in China employing more than 120 people in Beijing, Shanghai, Chengdu, and Guangzhou. The Agency provides a full spectrum of advertising services to its clients, including TV commercial production, and media and multimedia services.

China has in excess of 1.4 billion people. According to China's National Advertising Association (of Industry and Commerce), China's advertising market is ranked as one of the largest in the world, with an estimated growth rate from 1996 to 2000 of approximately 40% per year. The Company plans to use the Agency to enter China's advertising industry.

ITEM 2.     DESCRIPTION OF PROPERTY

The Company did not own nor lease any real property as of March 31, 2002.

ITEM 3.     LEGAL PROCEEDINGS

None.

ITEM 4.     SUBMISSION OF MATTERS TO SHAREHOLDERS' VOTE

None.

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

As of March 25, 2002, there were 177 record owners of the Company's common stock. The Company's common stock is traded on the OTC Bulletin Board under the symbol "GMWR". Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

     Quarter Ended                  High           Low

     March 31, 2000                $1.54          $0.15
     June 30, 2000                 $1.01          $0.17
     September 30, 2000            $0.68          $0.27
     December 31, 2000             $1.10          $0.05

     March 31, 2001                $0.31          $0.15
     June 30, 2001                 $0.90          $0.25
     September 30, 2001            $0.53          $0.20
     December 31, 2001             $0.58          $0.28


Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors and, in the event of liquidation, to share pro rata in any distribution of the Company's assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. The Company has not paid any dividends does not have any current plans to pay any dividends.

Issuance of Restricted Stock

During the three months ending December 31, 2001, the Company issued 1,000,000 shares of its common stock to Inform Online Inc. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in issuing these shares. See Item 1 of this report for further information regarding the Company's transaction with Inform Online Inc.

During the three months ending March 31, 2002, the Company issued 2,500,000 shares of its common stock to Pacific E-Link Corporation. The Company relied upon the exemption provided by Section 4 (2) of the Securities Act of 1933 in issuing these shares. See Item 1 of this report for further information regarding the Company's transaction with Pacific E-Link Corporation.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

During the year ended December 31, 2000, the Company sold notes payable totaling $355,000 bearing interest at a rate of 8% per annum. Under the terms of the convertible note, no interest is payable if the note holders agree to convert their notes into shares of the Company's common stock. As of December 31, 2001 all note holders have agreed to convert their notes into 1,775,000 shares of common stock. Upon conversion, the note holders will also receive warrants entitling the holders to purchase 1,775,000 shares of common stock at $0.25 per share at any time during the twelve-month period following the date of conversion.

The Company has issued 1,000,000 warrants which entitle the holders to purchase 1,000,000 common shares at $0.20 until March 25, 2005.

During the year ended December 31, 2001, the Company had operating losses of $492,109, which included a bad debt expense of $340,000 relating to advances to Streamscape Networks Inc. As of December 31, 2001 Streamscape was insolvent, the collection of these advances was unlikely and therefore these advances have been written off.

The Company does not have any available credit, bank financing or other external sources of liquidity. Due to the operating losses of the Company during the Company's initial year of operations, the Company's operations have not been a source of liquidity. At December 31, 2001 the Company had a working capital deficiency of $589,371. However, the Company is in the process of converting $355,000 of notes payable into 1,775,000 shares of common stock therefore reducing the working capital deficiency to $234,371.

The ability of the Company to continue as a going concern is dependent on the Company raising additional capital and on future profitable operations. To that end the Company is seeking to raise capital in two separate financings of $500,000 and $5,000,000 respectively. The proceeds from the first financing will be used for equipment purchases, first term operating expenses as well as business and advertising agency partnership development. The second stage of funding will be used for marketing and development of technology that will provide real time advertising on cable and network television. There can be no assurance that the Company will be successful in obtaining additional funding.

ITEM 7.     FINANCIAL STATEMENTS.

See the financial statements attached to and made a part of this report.


ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
            PERSONS.

The names, ages, and respective positions of the directors, officers, and significant employees of the Company are:

   Name                 Age      Position

   Richard J. Wilk      55       President and a Director
   Miju Stinson         43       Secretary, Treasurer and a Director
   Robert Klemenchuk    37       President  of Inform  Online  Inc., a wholly
                                 owned subsidiary

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

Robert Klemenchuk has been the President of Inform Online, Inc. (and its predecessor) since October 1999. Mr. Klemenchuk has also been the president of Radical Blue Interactive Inc. since 2000. Between 1996 and 2000 Mr. Klemenchuk was the president of Form Media Technologies Inc. Radical Blue Interactive Inc. and Form Media Technologies Inc. are both all-media design and technology development firms. With an education in design, Mr. Klemenchuk also has over fifteen years experience in the media and communications field.

ITEM 10.    EXECUTIVE COMPENSATION

No officer or director of the Company received any compensation from the Company during 1999, 2000, or 2001.

The Company does not have any annuity, pension or retirement plans.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

The following table sets forth as of March 15, 2002, the shares of the Company's common stock owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company's common stock, and the name and shareholdings of each officer and director and all officers and directors as a group.

     Name                             Shares Owned (1)         Percent of Class

     Richard Wilk                       100,000                    1.33%
     Miju Stinson                        10,000                    0.13%
     Inform Online Inc.               1,000,000 (1)                13.3%
     Pacific E-link Corporation       2,500,000                    33.3%
     All Officers and Directors
        as a Group (2 persons)          110,000                    1.46%


(1) Inform Online Inc. is owned 100% by Robert Klemenchuk, the President of the Company.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On December 4, 2001 the Company acquired substantially all of the assets of Inform Online Inc., for 1,000,000 restricted shares of the Company's common stock. Robert Klemenchuk is the owner of all of the outstanding shares of Inform Online Inc. See Item 1 of this report for information concerning the Company's transaction with Inform Online Inc.

In March of 2002, the Company acquired all of the issued and outstanding shares of Tele Pacific Communications (Samoa) Inc. for 2,500,000 restricted shares of the Company's common stock. See Item 1 of this report for information concerning the Company's transaction with Pacific E-Link Corporation.

Shares issued to officers and directors:

                               Shares
   Name              Date      Issued   Consideration

   Richard Wilk    10-17-00    50,000   Reimbursement   of   expenses   in  the
                                        amount of $5,000
   Miju Stinson    10-17-00     5,000   Reimbursement   of   expenses   in  the
                                        amount of $500
   Richard Wilk     6-14-01    50,000   Reimbursement   of   expenses   in  the
                                        amount of $5,000
   Miju Stinson     6-14-01     5,000   Reimbursement   of   expenses   in  the
                                        amount of $500

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No. Exhibit Name

2.1         Asset Purchase Agreement - Inform Online Inc.

2.2         Purchase Agreement - Tele Pacific Communications (Samoa) Inc.

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Form 10-K dated December 31, 1997).

Exhibit No. Exhibit Name

3.2 Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Company's Form 10-K dated December 31, 1997).

3.3 Bylaws of the Company (Incorporated by reference to Exhibit 3.3 of the Company's Form 10-K dated December 31, 1997).

                              GAMEWEAVER.COM, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

                              GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



                                      INDEX

                                                                         Page
Independent auditors' report                                              1

Balance sheets                                                            2

Statements of operations                                                  3

Statement of stockholders' deficiency                                   4 - 5

Statements of cash flows                                                  6

Notes to financial statements                                          7 - 15

                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
GAMEWEAVER.COM, INC.

We have audited the accompanying balance sheets of Gameweaver.com, Inc. (A Development Stage Company) as of December 31, 2001 and 2000, the related statements of operations, stockholders' deficiency and cash flows for the years then ended, and for the period from April 12, 1989 to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gameweaver.com, Inc. as of December 31, 2001 and 2000, the results of its operations and cash flows for the years then ended, and for the period from April 12, 1989 to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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



                              MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                              Certified Public Accountants
Los Angeles, California
March 12, 2002

                               GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                           December 31,
                                                     -------------------------
                                                     2001              2000
                                                     ------------------------
   ASSETS                                                           (Restated)
CURRENT ASSETS
   Cash and cash equivalents                      $  8,982         $   10,238
   Advances receivable                                   -            340,000
                                                  ---------        ----------
     Total current assets                            8,982            350,238

Property and equipment, net of accumulated
 amortization of $-0-                               70,000                  -

Computer software costs, net of accumulated
 amortization of $-0-                              230,000                  -

Intellectual property, net of accumulated
 amortization of $-0-                              250,000                  -
                                                  ---------------------------

     TOTAL ASSETS                               $  558,982         $  350,238
                                                ===========        ===========

   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Accounts payable and accrued expenses       $   243,353         $   98,000
   Notes payable                                   355,000            355,000
                                                   -------         ----------

     Total liabilities                             598,353            453,000
                                                 -----------       -----------

Commitments and contingencies                            -                  -

STOCKHOLDERS' DEFICIENCY
   Common stock, $.001 par value; 75,000,000
     shares authorized, 5,014,675 and 3,959,675
     shares issued and outstanding                   5,015              3,960
   Additional paid-in capital                      860,225            305,780
   Deficit accumulated during the development
     stage                                        (904,611)          (412,502)
                                                 ----------         ----------
     Total stockholders' deficiency              (  39,371)          (102,762)
                                                 ----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY   $ 558,982          $ 350,238
                                                 =========          ===========







The accompanying notes are an integral part of the financial statements.

                               GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                   Cumulative
                                                                 From Inception
                                     For the Year Ended         (April 12, 1989)
                                        December 31,            to December 31,
                                      ----------------
                                      2001        2000                2001
                                      ----------------       -------------------
                                              (Restated)

REVENUE                             $     -     $     -         $         -
                                    ---------   ----------      ------------

EXPENSES
   Bad debt expense                 340,000           -            340,000
   General and administrative
     expenses                       152,109     104,712            561,061
                                   --------    ---------       ------------

LOSS FROM OPERATIONS               (492,109)   (104,712)          (901,061)

OTHER EXPENSES
   Interest expense                       -    (  3,550)        (    3,550)
                                   ---------   ---------        ------------

---------------

LOSS FROM OPERATIONS BEFORE
 PROVISION FOR INCOME TAXES        (492,109)   (108,262)          (904,611)

PROVISION FOR INCOME TAXES                -           -                  -
                                    ---------  -----------     ------------
NET LOSS                          $(492,109) $ (108,262)        $ (904,611)
                                 ==========  ===========        ============

NET LOSS PER COMMON SHARE

   Basic  and diluted           $  (  0.10)  $ (  0.03)
                                 ==========  ==========













The accompanying notes are an integral part of the financial statements.

                               GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                                                               Deficit
                                                                              Accumulated
                                             Common Stock        Additional   During the       Total
                                          -------------------     Paid-in    Development   Stockholders'
                                          Shares        Amount    Capital       Stage         Deficit
                                         -------------------------------------------------------------


Balance - April 12, 1989                  30,087       $   30     $  23,193    $     -     $  23,223

Shares issued for patent rights,
 March 1990, $0.01 per share             181,733          182           818          -         1,000
Shares issued for cash, April 1990,
 $0.86 per share                          30,815           31        26,469          -        26,500
Shares issued for cash, December 1990,
 $0.00 per share                             167            -         5,000          -         5,000
Shares issued for services, December 1991,
 $29,94 per share                          1,666            2         1,498          -         1,500
Shares issued for cash, December 1992,
 $0.05 per share                         666,666          666        35,363          -        36,029
Shares issued for services, December
  1995, $0.10 per share                   72,891           73         7,427          -         7,500
Additional loss for the cumulative period
 April 12, 1989 through December 31, 1996      -            -        82,488          -
82,488
Net loss for the cumulative period
  April 12, 1989 through December 31,
   1996                                        -            -             -   ( 190,567)   ( 190,567)
                                         -------------------------------------------------------------

Balance - December 31, 1996 (Unaudited)  984,025          984       182,256   ( 190,567)    (  7,327)

Net loss for the year ended
 December 31, 1997                             -            -             -     ( 2,363)     ( 2,363)
                                        --------------------------------------------------------------
Balance - December 31, 1997
  (Unaudited)                            984,025          984       182,256   ( 92,930)      ( 9,690)

Shares issued for cash,
 November 30, 1998, $0.00 per share    8,000,000        8,000        22,000          -        30,000
Net loss for the year ended
 December 31, 1998                             -            -             -   ( 21,949)     ( 21,949)
                                      ----------------------------------------------------------------
Balance - December 31, 1998            8,984,025        8,984       204,256  ( 214,879)    (   1,639)

One to three reverse stock split      (5,989,350)   (   5,989)        5,989          -             -
                                       --------------------------------------------------------------
Balance - December 31, 1998 restated   2,994,675        2,995       210,245   (214,879)     (  1,639)

Shares Issued for Services               910,000          910     1,248,310          -     1,249,220
Net Loss for the Year Ended
 December 31, 1999                             -            -             - (1,247,581)   (1,247,581)
                                       --------------------------------------------------------------
Balance - December 31, 1999            3,904,675        3,905     1,458,555 (1,462,460)            -

Prior Period Adjustment                        -            -    (1,158,220) 1,158,220             -
                                      ---------------------------------------------------------------

Balance - December 31, 1999 restated   3,904,675        3,905   300,335       ( 04,240)            -

Net Loss for the year ended
 December 31, 2000                            -             -         -      ( 102,762)    ( 102,762)
                                      ----------------------------------------------------------------

Balance - December 31, 2000            3,904,675        3,905   300,335      ( 407,002)     (102,762)

Prior Period Adjustment                   55,000           55     5,445       (  5,500)            -
                                      ----------------------------------------------------------------

Balance - December 31, 2000 restated   3,959,675     $  3,960  $305,780     $( 412,502)    $(102,762)
                                       ================================================================


The accompanying notes are an integral part of the financial statements.

                               GAMEWEAVER.COM, INC.
                           (A Development Stage Company)
                 STATEMENT OF STOCKHOLDERS' DEFICIENCY (Continued)



                                                                               Deficit
                                                                              Accumulated
                                             Common Stock         Additional   During the       Total
                                          -------------------      Paid-in    Development   Stockholders'
                                          Shares        Amount     Capital       Stage         Deficit
                                         -------------------------------------------------------------


Balance - December 31, 2000 (restated)    3,959,675      3,960     305,780     (412,502)     ( 102,762)

Shares issued for services, June 2001        55,000         55       5,445            -          5,500
Shares issued for purchase of assets,
 November 2001                            1,000,000      1,000     549,000            -        550,000
Net loss for the year ended
 December 31, 2001                                -          -           -    ( 492,109)     ( 492,109)
                                        ---------------------------------------------------------------


Balance - December 31, 2001               5,014,675    $ 5,015    $860,225   $( 904,611)     $( 39,371)
                                         ==============================================================
















The accompanying notes are an integral part of the financial statements.

                               GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                   Cumulative
                                                                 From Inception
                                        For the Year Ended      (April 12, 1989)
                                           December 31,         to December 31,
                                         ----------------
                                         2001        2000             2001
                                         ----------------       ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                            $(492,109)  $( 108,262)     $(904,611)
  Adjustments to reconcile net loss
    to net cash used by operating
    activities:  Bad debt expense       340,000            -        340,000
  Amortization                                -            -          1,183
  Common stock issued for services        5,500        5,500        111,000
Changes in certain assets and liabilities:
  Other assets                                -            -         11,029
  Shareholder payable                         -            -       (  3,003)
  Increase in accounts payable and
     accrued expenses                   145,353       98,000        245,856
                                       --------      --------   ------------

Net cash used by operating
  activities                            ( 1,256)    (  4,762)      (198,546)
                                       ---------   ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired upon reorganization
    of Company                                -            -         23,540
                                     ------------  ----------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additional capital contributed              -            -         82,488
  Payment of advance receivable               -     (340,000)      (340,000)
  Proceeds from notes payable                 -      355,000        355,000
  Issuance of common stock for cash           -            -         86,500
                                        --------  ------------  ---------------

Net cash provided from financing
   activities                                 -       15,000        183,988
                                        --------   ---------     ------------

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS              ( 1,256)      10,238          8,982

CASH AND CASH EQUIVALENTS -
  BEGINNING                              10,238            -              -
                                        --------   ---------     ------------

CASH AND CASH EQUIVALENTS - ENDING   $    8,982    $  10,238     $    8,982
                                      =========   ===========    ============

SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:
  Cash paid for:Interest expense      $       -    $       -      $       -
                                     ===========    =========     ==========

     Income taxes                    $       -    $       -      $       -
                                     ===========    =========     ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     o On November 26, 2001, the Company acquired the hardware, software, and intellectual properties of Inform Online, Inc. in exchange for 1,000,000 shares of the Company's common stock. The fair value of the assets purchased from Inform Online was $550,000 (see Note 3).

The accompanying notes are an integral part of the financial statements.

                               GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 2001 AND 2000



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

     Gameweaver.com,  Inc., (the "Company"), was incorporated on
     January 26, 1986 as Vantage, Inc. under the laws of the State of Nevada. On April 12, 1989, the Company ceased operations and is currently considered a development stage enterprise. During 1995, the company changed its name from Vantage, Inc. to Cofitras Entertainment, Inc. then subsequently on October 27, 1999 changed its name to BingoCold.com. On November 26, 1999, the Company then changed its name from BingoCold.com to Gameweaver.com (see
     Note 6). On November 26, 2001, the Company acquired the assets of Inform Online, Inc. ("Inform"). The Company is in the process of changing its name to Inform Media Group (see Notes 3 and 11).

     Line of Business On November 26, 2001, the Company acquired hardware, software, and intellectual properties of a private proprietary network that links display digital systems to deliver advertisements in real time throughout the world (see Note 3). On March 25, 2002, the Company acquired a 75% interest in a Sino-foreign joint venture advertising agency (see Note
     10), which has been granted an advertising license to carry out a full service advertising business throughout China. With the above acquisitions, the Company is focusing on the rapidly expanding advertising markets in China.

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

     Basis of Presentation
     The Company has no operations and has accumulated losses since inception. This situation raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. The Company, on November 26, 2001, acquired the hardware, software and intellectual properties of Inform Online to deliver advertisements in real time throughout the world. On March 25, 2002, the Company acquired a 75% interest in a Sino-foreign joint venture, which has been granted an advertising license throughout China. The Company believes the above acquisitions will capitalize on the rapidly expanding advertising market in China.

                                GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 2001 AND 2000



  NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Cash and Cash Equivalents
              The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

              Concentration of Credit Risk
              The Company places its cash in what it believers to be credit-worthy financial institutions. However, cash balances may have exceeded FDIC insured levels at various times during the year. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

              Fair Value of Financial Instruments
              The carrying value of cash and cash equivalents, accounts payable and accrued expenses, and loans payable approximates fair value due to the relatively short maturity of these instruments.

              Property and Equipment
              Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the various classes of assets. Maintenance and repairs are charged to expense as incurred.

              Computer Software Cost
              SFAS 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" specifies the accounting for costs of computer software to be sold, leased, or otherwise marketed as a separate product or as part of a production or process. It applies to computer software developed internally and to purchased software. The statement specifies that costs incurred internally in created internally and to purchased software. The statement specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in absence, completion of a working model. Thereafter, all software production costs shall be capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Therefore, the Company has capitalized purchased software costs. At each balance sheet date, the unamortized capitalized costs of computer software product will be compared to the net realizable value. The amount by which the unamortized capitalized costs for computer software product exceed the net realizable value of that asset will be written off.

                                GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 2001 AND 2000



  NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Intellectual Properties
              Intellectual properties are stated on the cost basis. Amortization is calculated using the straight-line method over the estimated useful life of the intellectual properties. Intellectual properties are periodically reviewed for impairment of the carrying amount as compared to the fair value of the assets. In order to measure any impairment, the Company evaluation whether there were any events or circumstances that occurred that may have affected the carrying amount of the intangible. Management believes that no such events have occurred as of December 31, 2001. In the event that management determines that a triggering event has occurred, the Company would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. The future cash flows that would be used are the future cash inflows expected to be generated by the asset less the future cash outflows expected to be necessary to obtain those inflows. When the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss in accordance with SFAS No. 121 would be recognized. No amortization has been provided for the year ending December 31, 2001. Amortization will begin during the first quarter of 2002.

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

              Stock-Based Compensation
              SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

                                GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 2001 AND 2000


  NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Earnings Per Share
              During 1998, the Company adopted SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

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

                                                           December 31,
                                                     -------------------------
                                                        2001         2000
                                                   ------------------------

              Basic  and diluted                     5,014,675    3,904,675
                                                   ===========  ===========

              Comprehensive Income
              In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" was issued. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2001 and 2000, the Company has no items that represent comprehensive income, therefore, has not included a schedule of Comprehensive Income in the accompanying financial statements.

              Recent Accounting Pronouncements
              On June 29, 2001, SFAS No. 141, "Business Combinations," was approved by the FASB. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on January 1, 2002, and it has not determined the impact, if any, that this statement will have on its financial position or results of operations.

              On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002, and it has not determined that impact, if any, that this statement will have on its financial position or results of operations.

                                GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 2001 AND 2000



  NOTE 2 -    ADVANCES RECEIVABLE

              During the year ended December 31, 2000, the Company advanced $340,000 to Streamscape Networks, Inc. ("Streamscape"). These advances were due on demand (see Note 7). As of December 31, 2001, Streamscape is insolvent and collection of these advances is unlikely; therefore, these advances have been reserved for.

  NOTE 3 -    ACQUISITION

              On November 26, 2001, the Company acquired the assets and intellectual properties of Inform Online, Inc. ("Inform"), in exchange for 1,000,000 shares of the Company's common stock with a fair market value of $550,000. Inform Online is a developer of a private proprietary network that links digital display systems to deliver dynamic advertisements in real time throughout the world. Inform has had no sales as of the date of acquisition. With the Inform platform, national advertisers are able to deliver rich media commercial messages that can be instantly updated with real-time, "built on the fly" broadcasts of news and promotions, wherever a networked display is found. The Company's new business development will focus primarily on the rapidly expanding advertising markets in China. The assets acquired consisted of:

                   Computer Hardware                            $    70,000
                   Computer Software                                230,000
                   Intellectual Property                            250,000
                                                                 -----------
                                                                 $  550,000

              If on or before June 30, 2002, Inform Online is unable to reach an agreement with a major client to supply online media content, the Company may, at its sole discretion, elect by notice in writing, to return the assets. Upon such notice in writing being given, Inform will deliver a promissory note for all amounts advanced by the Company up to the date of notice, the certificates for the shares will be returned to the Company and the assets will be returned to Online.

               If new Inform's earning before income taxes, depreciation and amortization (EBITDA) are at least $1,806,000 for the twelve months ended December 31, 2002, the Company will issue to Inform additional shares of the Company's common stock as may be determined by the following formula:

                                   EBITDA x 2
                                   ----------
                                       A

          Where A =   the average closing prices of the Purchaser's common
                      stock on the OTC Bulletin Board for the ten trading days ending on January 15, 2003.

                                GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 2001 AND 2000



  NOTE 3 -    ACQUISITION (Continued)

              Inform can earn additional shares of the Company based upon EBITDA formulas for the year ended December 31, 2003.

              The Company intends to change the name from Gameweaver.Com to Inform Media Group, Inc.

  NOTE 4 -    RELATED PARTY TRANSACTIONS

              During the year, certain directors make advances to the Company for corporate expenses.

              During the year ended December 31, 2000, the Company issued 55,000 shares of common stock to these directors for payment of $5,500 for these advances.

              During 2001, the Company issued 55,000 shares of common stock to these directors for payment of $5,500 for these advances.

  NOTE 5 -    NOTES PAYABLE

              During the year ended December 31, 2000, the Company issued convertible notes payable totaling $355,000 bearing interest at the rate of 8% per annum. These notes were due on October 31, 2001. Under the terms of the convertible note, no interest is payable if the note holders agree to convert. As of December 31, 2001, all the note holders have agreed to convert their convertible notes payable to shares of the Company.

  NOTE 6 -    COMPUTER SOFTWARE COSTS

              Included in the purchase of assets of Inform Online, Inc., is $230,000 of computer software costs relating to the development of a private proprietary network linking systems to deliver advertisements in real time throughout the world. No amortization expenses have been included at December 31, 2001, as the asset was purchased in November 2001, and no system has been sold as of December 31, 2001.

  NOTE 7 -    EQUITY TRANSACTIONS

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

                                GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 2001 AND 2000



  NOTE 7 -    EQUITY TRANSACTIONS (Continued)

              On June 14, 2001, the Company issued 55,000 shares of stock for services to directors of the Company for expenses advanced by the directors (see Note 4).

              On November 26, 2001, the Company issued 1,000,000 shares of its common stock as consideration for the purchase of the assets of Inform Online, Inc. (see Note 3). The value of these shares has been calculated at the market value of the stock at the date of issuance.

  NOTE 8 -    PRIOR PERIOD ADJUSTMENT

              During the year ended December 31, 2001, the Company recorded a prior period adjustment relating to the issuance of restricted common stock for Company expenses advanced by a related party during 2000. The adjustments for the expenses advanced were for $5,500.

              During the year ended December 31, 2000, the Company recorded prior period adjustments related to the issuance of restricted common stock for services. These shares were issued for professional services rendered during the first two quarters of 1999. The adjustment for professional services had a fair value of $91,000. The value of the restricted shares issued is deemed to be the fair value of the services performed, which is a more reliable measure, due to the limited volume of the Company's common stock and lack of operations.

  NOTE 9 -    INCOME TAXES

              The components of the provision for income taxes were as follows:

                                                            December 31,
                                                     -------------------------
                                                        2001          2000
                                                   ---------------------------
              Current Tax Expense
                U.S. Federal                     $         -    $         -
                State and Local                            -              -
                                                ----------------------------
              Total Current                                -              -
                                                -----------------------------

              Deferred Tax Expense
                U.S. Federal                               -              -
                State and Local                            -              -
                                                -------------      ---------
                Total Deferred                             -              -
                                                -------------      ---------

              Total Tax Provision from
                Continuing Operations           $          -      $       -
                                               =============      ===========

                                GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 2001 AND 2000



  NOTE 9 -    INCOME TAXES (Continued)

              The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

              Federal Income Tax Rate                               ( 34.0)%
              Deferred Tax Charge (Credit)                               -
              Effect of Valuation Allowance                           34.0%
              State Income Tax, net of Federal Benefit                   -
                                                                   -------

              Effective Income Tax Rate                                0.0%
                                                                   =======

              At December 31, 2001 and 2000, the Company had net carryforward losses of approximately $904,611 and $412,502, respectively. Because of the current uncertainty of realizing the benefit of the tax carryforward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

              Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows:

                                                            December 31,
                                                   ---------------------------
                                                        2001          2000
                                                   ---------------------------
              Deferred Tax Assets
              Loss Carryforwards                   $   307,567    $ 140,250

              Less:  Valuation Allowance             ( 307,567)   ( 140,250)
                                                   -----------   ------------

              Net Deferred Tax Assets             $          -    $       -
                                                  ============    ===========

              Net operating loss carryforwards expire through 2015. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

  NOTE 10 -   COMMITMENTS AND CONTINGENCIES

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

                                GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 2001 AND 2000



  NOTE 10 -   COMMITMENTS AND CONTINGENCIES (Continued)

              By April of 2001, the management of Streamscape could not deliver all the shares of Streamscape, nor were they able to obtain additional financing to continue operations which was part of the escrow conditions.

              Therefore, during April 2001, the agreement was rescinded. The rescission occurred prior to the Company commencing operations with Streamscape and the 17,700,000 shares of the Company's common stock were returned to the transfer agent for cancellation. The financial statements do not include the transaction as it was rescinded.

  NOTE 11 -   SUBSEQUENT EVENTS

              By an agreement dated March 25, 2002, the Company acquired 100% of Tele-Pacific Communications (Samoa) Inc. ("Telepacific") from Pacific E-Link Corporation by issuing 2,500,000 shares of the Company's common stock.

              Tele-Pacific business comprises of a 75% interest in the registered capital of a Sino-foreign joint venture advertising agency. The agency had been granted an advertising lease in 1994 to carry out a full service advertising business throughout China by way of a network of branch offices.

              The Company has applied to the Secretary of State to Nevada to change its name from Gameweaver.Com to Inform Media Group, Inc.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GAMEWEAVER.COM, INC.


                                    By:
                                         --------------------------
                                         Richard J. Wilk
                                         Chief Executive Officer and Director

Dated: March __, 2002


                                         --------------------------
                                         Miju Stinson
                                         Director










Game 10-KSB Dec 01 Final 3-28-02