Form 10KSB/A
period 2001-12-31
GAMEWEAVER COM INC
filed 2002-04-29
CIK 789667

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A

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

                               GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                                                               Deficit
                                                                              Accumulated
                                             Common Stock        Additional   During the       Total
                                          -------------------     Paid-in    Development   Stockholders'
                                          Shares        Amount    Capital       Stage         Deficit
                                         -------------------------------------------------------------


Balance - April 12, 1989                  30,087       $   30     $  23,193    $     -     $  23,223

Shares issued for patent rights,
 March 1990, $0.01 per share             181,733          182           818          -         1,000
Shares issued for cash, April 1990,
 $0.86 per share                          30,815           31        26,469          -        26,500
Shares issued for cash, December 1990,
 $0.00 per share                             167            -         5,000          -         5,000
Shares issued for services, December 1991,
 $29,94 per share                          1,666            2         1,498          -         1,500
Shares issued for cash, December 1992,
 $0.05 per share                         666,666          666        35,363          -        36,029
Shares issued for services, December
  1995, $0.10 per share                   72,891           73         7,427          -         7,500
Additional loss for the cumulative period
 April 12, 1989 through December 31, 1996      -            -        82,488          -        82,488
Net loss for the cumulative period
  April 12, 1989 through December 31,
   1996                                        -            -             -   ( 190,567)   ( 190,567)
                                         -------------------------------------------------------------

Balance - December 31, 1996 (Unaudited)  984,025          984       182,256   ( 190,567)    (  7,327)

Net loss for the year ended
 December 31, 1997                             -            -             -     ( 2,363)     ( 2,363)
                                        --------------------------------------------------------------
Balance - December 31, 1997
  (Unaudited)                            984,025          984       182,256   ( 192,930)     ( 9,690)

Shares issued for cash,
 November 30, 1998, $0.00 per share    8,000,000        8,000        22,000          -        30,000
Net loss for the year ended
 December 31, 1998                             -            -             -   ( 21,949)     ( 21,949)
                                      ----------------------------------------------------------------
Balance - December 31, 1998            8,984,025        8,984       204,256  ( 214,879)    (   1,639)

One to three reverse stock split      (5,989,350)   (   5,989)        5,989          -             -
                                       --------------------------------------------------------------
Balance - December 31, 1998 restated   2,994,675        2,995       210,245   (214,879)     (  1,639)

Shares Issued for Services               910,000          910     1,248,310          -     1,249,220
Net Loss for the Year Ended
 December 31, 1999                             -            -             - (1,247,581)   (1,247,581)
                                       --------------------------------------------------------------
Balance - December 31, 1999            3,904,675        3,905     1,458,555 (1,462,460)            -

Prior Period Adjustment                        -            -    (1,158,220) 1,158,220             -
                                      ---------------------------------------------------------------

Balance - December 31, 1999 restated   3,904,675        3,905   300,335      ( 304,240)            -

Net Loss for the year ended
 December 31, 2000                            -             -         -      ( 102,762)    ( 102,762)
                                      ----------------------------------------------------------------

Balance - December 31, 2000            3,904,675        3,905   300,335      ( 407,002)     (102,762)

Prior Period Adjustment                   55,000           55     5,445       (  5,500)            -
                                      ----------------------------------------------------------------

Balance - December 31, 2000 restated   3,959,675     $  3,960  $305,780     $( 412,502)    $(102,762)
                                      ----------------------------------------------------------------


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
                                      =========   ===========    ============

SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:
  Cash paid for:
    Interest expense                 $       -    $       -      $       -
                                     ===========    =========     ==========
     Income taxes                    $       -    $       -      $       -
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

                               GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 2001 AND 2000



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations
     --------------------
     Gameweaver.com,  Inc., (the "Company"), was incorporated on
     January 26, 1986 as Vantage, Inc. under the laws of the State of Nevada. On April 12, 1989, the Company ceased operations and is currently considered a development stage enterprise. During 1995, the company changed its name from Vantage, Inc. to Cofitras Entertainment, Inc. then subsequently on October 27, 1999 changed its name to BingoCold.com. On November 26, 1999, the Company then changed its name from BingoCold.com to Gameweaver.com (see
     Note 6). On November 26, 2001, the Company acquired the assets of Inform Online, Inc. ("Inform"). The Company is in the process of changing its name to Inform Media Group (see Notes 3 and 11).

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

              Concentration of Credit Risk
              ----------------------------
              The Company places its cash in what it believers to be credit-worthy financial institutions. However, cash balances may have exceeded FDIC insured levels at various times during the year. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

              Fair Value of Financial Instruments
              -----------------------------------
              The carrying value of cash and cash equivalents, accounts payable and accrued expenses, and loans payable approximates fair value due to the relatively short maturity of these instruments.

              Property and Equipment
              ----------------------
              Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the various classes of assets. Maintenance and repairs are charged to expense as incurred.

              Computer Software Cost
              ----------------------
              SFAS 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" specifies the accounting for costs of computer software to be sold, leased, or otherwise marketed as a separate product or as part of a production or process. It applies to computer software developed internally and to purchased software. The statement specifies that costs incurred internally in created internally and to purchased software. The statement specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in absence, completion of a working model. Thereafter, all software production costs shall be capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Therefore, the Company has capitalized purchased software costs. At each balance sheet date, the unamortized capitalized costs of computer software product will be compared to the net realizable value. The amount by which the unamortized capitalized costs for computer software product exceed the net realizable value of that asset will be written off.

                                GAMEWEAVER.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 2001 AND 2000



  NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Intellectual Properties
              -----------------------
              Intellectual properties are stated on the cost basis. Amortization is calculated using the straight-line method over the estimated useful life of the intellectual properties. Intellectual properties are periodically reviewed for impairment of the carrying amount as compared to the fair value of the assets. In order to measure any impairment, the Company evaluation whether there were any events or circumstances that occurred that may have affected the carrying amount of the intangible. Management believes that no such events have occurred as of December 31, 2001. In the event that management determines that a triggering event has occurred, the Company would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. The future cash flows that would be used are the future cash inflows expected to be generated by the asset less the future cash outflows expected to be necessary to obtain those inflows. When the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss in accordance with SFAS No. 121 would be recognized. No amortization has been provided for the year ending December 31, 2001. Amortization will begin during the first quarter of 2002.

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

              Stock-Based Compensation
              ------------------------
              SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

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
                                                   ===========  ===========

              Comprehensive Income
              --------------------
              In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" was issued. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2001 and 2000, the Company has no items that represent comprehensive income, therefore, has not included a schedule of Comprehensive Income in the accompanying financial statements.

              Recent Accounting Pronouncements
              --------------------------------
              On June 29, 2001, SFAS No. 141, "Business Combinations," was approved by the FASB. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on January 1, 2002, and it has not determined the impact, if any, that this statement will have on its financial position or results of operations.

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

                   Computer Hardware                            $    70,000
                   Computer Software                                230,000
                   Intellectual Property                            250,000
                                                                 -----------
                                                                 $  550,000
                                                                 ===========

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