Form 10QSB
period 2002-03-31
GAMEWEAVER COM INC
filed 2002-05-20
CIK 789667

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934
                For the quarterly period ended March 31, 2002
                                       or
          [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                     the Securities Exchange Act of 1934

             For the transaction period from _______ to _______.

                         Commission file No. 033-03328-D


                            INFORM MEDIA GROUP, INC.
                         -----------------------------
            (Exact name of registrant as specified in its character)

       Nevada                                       87-0542172
--------------------------------              ----------------------
 (State or other jurisdiction of        (I.R.S. Employer Identification Number)
      incorporation)

                            Inform Media Group, Inc.
                      2980 South Rainbow Blvd. - Suite 100
                           Las Vegas, Nevada USA 89146
                      ------------------------------------
                    (address of principal executive offices)

                                 (702) 307-8778
                     -------------------------------------
              (Registrant's telephone number, including area code)

                              GAMEWEAVER.COM, INC.
                          ----------------------------
                    Former name if changed since last report


   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X] NO [ ]


As of May 15, 2002, the Company had 7,514,681 outstanding shares of common stock.

                            INFORM MEDIA GROUP, INC.
                          (A Development Stage Company)
                                FORMERLY KNOWN AS
                             GAMEWEAVER.COM, INC.

                        FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2002

                            INFORM MEDIA GROUP, INC.
                          (A Development Stage Company)
                     FORMERLY KNOWN AS GAMEWEAVER.COM, INC.
                        FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002







                                      INDEX


Balance sheets                                                          1


Statements of operations (unaudited)                                    2


Statement of stockholders' deficit                                    3 - 4


Statements of cash flows (unaudited)                                    5


Notes to financial statements (unaudited)                             6 - 12

                            INFORM MEDIA GROUP, INC.
                          (A Development Stage Company)
                     FORMERLY KNOWN AS GAMEWEAVER.COM, INC.
                                 BALANCE SHEETS



                                                    March 31,      December 31,
                                                     2002             2001
                                                 (Unaudited)
 ASSETS
CURRENT ASSETS
   Cash and cash equivalents                    $     1,532        $    8,982
                                                -----------        ----------
     Total current assets                             1,532             8,982
                                                -----------        ----------

Property and equipment, net                          70,000            70,000

Computer software costs, net                        230,000           230,000

Intellectual property, net                          250,000           250,000
                                                 ----------         ---------

     TOTAL ASSETS                                $  551,532        $  558,982
                                                 ==========        ============

   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Accounts payable and accrued expenses         $  324,241         $ 243,353
   Notes payable                                    355,000           355,000
                                                   --------         ---------

     Total liabilities                              679,241           598,353
                                                  ---------        ----------

Commitments and contingencies                             -                 -

STOCKHOLDERS' DEFICIENCY
   Common stock, $.001 par value; 75,000,000
    shares authorized, 7,514,675 and 5,014,675
    shares issued and outstanding                     7,515             5,015
   Additional paid-in capital                       860,225           860,225
   Deficit accumulated during the development
     stage                                         (992,949)       (  904,611)
   Treasury stock                                  (  2,500)                -
                                                  -----------       ----------
     Total stockholders' deficiency                (127,709)         ( 39,371)
                                                   ---------        ----------

 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY   $ 551,532         $ 558,982
                                                  =========         =========






The accompanying notes are an integral part of the financial statements.

                           INFORM MEDIA GROUP, INC.
                        (A Development Stage Company)
                    FORMERLY KNOWN AS GAMEWEAVER.COM, INC.
                     STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                   Cumulative
                                                                 From Inception
                                      For the Three Months       (April 2, 1989)
                                          Ended March 31,          to March 31,
                                      -----------------------------------------
                                        2002          2001              2002
                                       -------        ------           -------

REVENUE                             $      -       $       -        $       -
                                    --------       ---------        ---------

EXPENSES
   Bad debt expense                        -               -          340,000
   General and administrative
      expenses                        81,338           2,497          617,975
                                    --------        --------         --------

LOSS FROM OPERATIONS                 (81,338)        ( 2,497)        (957,975)
                                    ---------        --------       ----------

OTHER INCOME (EXPENSES)
   Interest income                         -              26               26
   Interest expense                  ( 7,000)        ( 7,100)         (35,000)
                                    ---------         --------       ----------


TOTAL OTHER INCOME (EXPENSES)        ( 7,000)        ( 7,074)        ( 34,974)
                                    ---------        --------        ----------

LOSS FROM OPERATIONS BEFORE
 PROVISION FOR INCOME TAXES          (88,338)         (9,571)        (992,949)

PROVISION FOR INCOME TAXES                 -               -                -
                                    ---------        --------        ---------
NET LOSS                           $ (88,338)       $( 9,571)       $(992,949)
                                   =========        =========       ==========

NET LOSS PER COMMON SHARE

   Basic  and diluted              $  (0.00)        $(  0.00)
                                   =========        =========













The accompanying notes are an integral part of the financial statements.

                           INFORM MEDIA GROUP, INC.
                        (A Development Stage Company)
                    FORMERLY KNOWN AS GAMEWEAVER.COM, INC.
                       STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                                                Deficit
                                                                                               Accumulated
                                                                                  Additional    During the       Total
                                                 Common Stock         Treasury     Paid-in     Development    Stockholders'
                                              Shares       Amount       Stock      Capital         Stage         Deficit
                                             --------     -------     ---------  ---------     ----------      ------------

Balance - April 12, 1989                      30,087      $    30     $      -    $ 23,193     $       -       $  23,223

Shares issued for patent rights,
 March 1990, $0.01 per share                 181,733          182            -         818             -           1,000
Shares issued for cash, April 1990,
 $0.86 per share                              30,815           31            -      26,469             -          26,500
Shares issued for cash, December 1990,
 $0.00 per share                                 167            -            -       5,000             -           5,000
Shares issued for services, December 1991,
 $29,94 per share                              1,666            2            -       1,498             -           1,500
Shares issued for cash, December 1992,
 $0.05 per share                             666,666          666            -      35,363             -          36,029
Shares issued for services, December 1995,
 $0.10 per share                              72,891           73            -       7,427             -           7,500
Additional loss for the cumulative period
 April 12, 1989 through December 31, 1996          -            -            -      82,488             -          82,488
Net loss for the cumulative period April 12,
 1989 through December 31, 1996                    -            -            -           -     ( 190,567)       (190,567)
                                            ------------------------------------------------------------------------------
Balance - December 31, 1996
  (Unaudited)                                984,025          984                   182,256    ( 190,567)        ( 7,327)

Net loss for the year ended
 December 31, 1997                                 -            -            -           -      (  2,363)        ( 2,363)
                                            ------------------------------------------------------------------------------
Balance - December 31, 1997
  (Unaudited)                                984,025          984            -     182,256     ( 192,930)       (  9,690)

Shares issued for cash,
 November 30, 1998, $0.00 per share        8,000,000        8,000            -      22,000             -          30,000
Net loss for the year ended
 December 31, 1998                                 -            -            -           -     (  21,949)      (  21,949)
                                           -----------------------------------------------------------------------------
  Balance - December 31, 1998              8,984,025        8,984            -     204,256      (214,879)        ( 1,639)

One to three reverse stock split          (5,989,350)     ( 5,989)           -       5,989             -               -
                                           ----------     ----------  ---------   ---------     --------         --------

Balance - December 31, 1998 (restated)     2,994,675        2,995            -      210,245     ( 214,879)        ( 1,639)

Shares Issued for Services                   910,000          910            -    1,248,310             -       1,249,220
Net Loss for the Year Ended
 December 31, 1999                                 -            -            -            -     (1,247,581)     (1,247,581)
                                           --------------------------------------------------------------------------------
Balance - December 31, 1999 (restated)     3,904,675        3,905            -    1,458,555     (1,462,460)              -

Prior Period Adjustment                            -            -            -   (1,158,220)     1,158,220               -

Balance - December 31, 1999 (restated)     3,904,675         3,905           -      300,335      ( 304,240)              -

Net Loss for the year ended
 December 31, 2000                                 -             -           -            -      ( 102,762)      ( 102,762)
                                          ----------------------------------------------------------------------------------
Balance - December 31, 2000                3,904,675         3,905           -      300,335       (407,002)      ( 102,762)



The accompanying notes are an integral part of the financial statements.

                           INFORM MEDIA GROUP, INC.
                        (A Development Stage Company)
                    FORMERLY KNOWN AS GAMEWEAVER.COM, INC.
                STATEMENT OF STOCKHOLDERS' DEFICIT (Continued)




                                                                                                Deficit
                                                                                               Accumulated
                                                                                  Additional    During the       Total
                                                 Common Stock         Treasury     Paid-in     Development    Stockholders'
                                              Shares       Amount       Stock      Capital         Stage         Deficit
                                             --------     -------     ---------  ---------     ----------      ------------

Balance - December 31, 2000                  3,904,675       3,905          -       300,335     (407,002)      ( 102,762)

Prior Period Adjustment                         55,000          55          -         5,445     (  5,500)              -
                                             ----------------------------------------------------------------------------
Balance - December 31, 2000 (restated)       3,959,675       3,960          -       305,780   (  412,502)      ( 102,762)
Shares issued for services, June 2001           55,000          55          -         5,445            -           5,500
Shares issued for purchase of assets,
 November 2001                               1,000,000        1,000         -       549,000            -         550,000
Net loss for the year ended
 December 31, 2001                                   -            -         -             -   (  492,109)      ( 492,109)
                                              ---------------------------------------------------------------------------

Balance - December 31, 2001                  5,014,675        5,015         -       860,225     (904,611)      (  39,371)

Shares issued and held in treasury
  (unaudited)                                2,500,000        2,500    (2,500)            -            -               -
Net loss for the three months ended
 March 31, 2002 (unaudited)                          -            -         -             -    (  88,338)       ( 88,338)
                                             ----------------------------------------------------------------------------
Balance - March 31, 2002 (unaudited)         7,514,675      $ 7,515   $(2,500)     $860,225   $( 992,949)     $( 127,709)
                                            =============================================================================


















The accompanying notes are an integral part of the financial statements.

                           INFORM MEDIA GROUP, INC.
                        (A Development Stage Company)
                    FORMERLY KNOWN AS GAMEWEAVER.COM, INC.
                     STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                    Cumulative
                                                                 From Inception
                                         For the Three Months   (April 12, 1989)
                                            Ended March 31,      to March 31,
                                         -------------------    ---------------
                                          2002          2001           2002
                                          -------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                              $(88,338    $ ( 9,571)      $(992,949)
  Adjustments to reconcile net loss
    to net cash used by operating
    activities:
  Bad debt expense                             -            -         340,000
  Amortization                                 -            -           1,183
  Common stock issued for services             -            -         111,000
Changes in certain assets and liabilities:
  Other assets                                 -            -          11,029
  Shareholder payable                          -            -        (  3,003)
  (Increase) decrease in accounts payable
   and accrued expenses                    80,888        7,100       (320,241)
                                          ------------------------------------
Net cash used by operating activities    (  7,450)      (2,471)      (212,499)
                                         ---------      -------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired upon reorganization
     of Company                                 -            -         23,540
                                           -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additional capital contributed                -            -         82,438
  Payment of advance receivable                 -            -       (340,000)
  Proceeds from notes payable                   -            -        355,000
  Issuance of common stock for cash             -            -         86,500
                                           -----------------------------------
Net cash provided from financing activities     -            -        183,988
                                           -----------------------------------

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                 (7,450)      (2,471)        (4,971)

CASH AND CASH EQUIVALENTS - BEGINNING       8,982       10,238              -
                                          ------------------------------------

CASH AND CASH EQUIVALENTS - ENDING        $ 1,532     $  7,767        $ 1,532
                                          ===================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
     Interest expense                     $     -     $      -        $     -
                                          ====================================
     Income taxes                         $     -     $      -        $     -
                                          ====================================




The accompanying notes are an integral part of the financial statements.

                           INFORM MEDIA GROUP, INC.
                         (A Development Stage Company)
                    FORMERLY KNOWN AS GAMEWEAVER.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002


  NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Nature of Operations
              The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

              For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2001.

              Inform Media Group, Inc., (the "Company"), was incorporated on January 26, 1986 as Vantage, Inc. under the laws of the State of Nevada. On April 12, 1989, the Company ceased operations and is currently considered a development stage enterprise with its business purpose being to seek a suitable merger/acquisition or joint venture candidate. On March 15, 2002, the Company exchanged all the shares of Gameweaver.com for 100% of the outstanding stock of Inform Media Group, Inc. ("Inform"), a corporation incorporated under the laws of the State of Nevada on January 28, 1986. As of the date of the merger, the Company changed its name to Inform Media Group, Inc. (see Note 2). Inform was an inactive company with no assets or liabilities. No change of control occurred as a result of this transaction.

              Use of Estimates
              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

              Basis of Presentation
              The Company has no operations and has accumulated losses since inception. This situation raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. The Company, on November 26, 2001, acquired the hardware, software and intellectual properties of Inform Online to deliver advertisements in real time throughout the world. The Company believes this acquisition will capitalize on the rapidly expanding advertising market in China.

                           INFORM MEDIA GROUP, INC.
                         (A Development Stage Company)
                    FORMERLY KNOWN AS GAMEWEAVER.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002



  NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Cash and Cash Equivalents
              The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

              Concentration of Credit Risk
              The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may have exceeded FDIC insured levels at various times during the year. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

              Computer Software Cost
          SFAS 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" specifies the accounting for costs of computer software to be sold, leased, or otherwise marketed as a separate product or as part of a production or process. It applies to computer software developed internally and to purchased software. The statement specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design, or in the absence, completion of a working model. Thereafter, all software production costs shall be capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Therefore, the Company has capitalized purchased software costs. At each balance sheet date, the unamortized capitalized costs of computer software products will be compared to the net realizable value. The amount by which the unamortized capitalized costs for each computer software product exceed the net realizable value, that asset will be written off.

                           INFORM MEDIA GROUP, INC.
                         (A Development Stage Company)
                    FORMERLY KNOWN AS GAMEWEAVER.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002


  NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Intellectual Properties
              Intellectual properties are stated on the cost basis. Amortization was calculated using the straight-line method over the estimated useful life of the intellectual properties. Effective January 1, 2002, the Company adopted SFAS No. 142 and these assets will be assessed for impairment annually or upon an adverse change in operations.

              Income Taxes
              Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

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

              Earnings Per Share
              During 1998, the Company adopted SFAS No.128, "Earnings Per Share," which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

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

                                                            March 31,
                                                      ---------------------
                                                        2002         2001
                                                    -----------------------

              Basic  and diluted                     7,514,675    5,014,675
                                                    ==========  ===========

                           INFORM MEDIA GROUP, INC.
                         (A Development Stage Company)
                    FORMERLY KNOWN AS GAMEWEAVER.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002


  NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Comprehensive Income
          In June 1998, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of March 31, 2002 and 2001, the Company has no items that represent comprehensive income, therefore, has not included a schedule of comprehensive income in the accompanying financial statements.

  NOTE 2 -    MERGER

              On March 15, 2002, the Company exchanged 100% of its common stock for 100% of the stock outstanding of Inform. Effective as of the date of the merger; i) all shares of Inform were canceled, ii) all assets and liabilities of Inform shall be assumed by the Company,
              iii) Inform ceased to exist, and iv) the Company changed its name to Inform Media Group, Inc. No change of control occurred as a result of this transaction.

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

                   Computer Hardware                            $    70,000
                   Computer Software                                230,000
                   Intellectual Property                            250,000
                                                                -----------
                                                                 $  550,000
                                                                 ==========

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

                           INFORM MEDIA GROUP, INC.
                         (A Development Stage Company)
                    FORMERLY KNOWN AS GAMEWEAVER.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002


  NOTE 3 -    ACQUISITION (Continued)

              If new Inform's earning before income taxes, depreciation and amortization (EBITDA) are at least $1,806,000 for the twelve months ended December 31, 2002, the Company will issue to Inform additional shares of the Company's common stock as may be determined by the following formula:

                                   EBITDA x 2
                                   -----------
                                        A

              Where A = the average closing prices of the Purchaser's common stock on the OTC Bulletin Board for the ten trading days ending on January 15, 2003.

              Inform can earn additional shares of the Company based upon EBITDA formulas for the year ended December 31, 2003.

              The Company changed its name from Gameweaver.Com to Inform Media Group, Inc. on March 15, 2002.

  NOTE 4 -    RELATED PARTY TRANSACTIONS

              During the quarter, certain directors made advances to the Company for corporate expenses.

  NOTE 5 -    NOTES PAYABLE

              During the year ended December 31, 2000, the Company issued convertible notes payable totaling $355,000 bearing interest at the rate of 8% per annum. These notes were due on October 31, 2001. Under the terms of the convertible note, no interest is payable if the note holders agree to convert. As of March 31, 2002, all the note holders have agreed to convert their convertible notes payable to shares of the Company. These shares will be converted during the second quarter of 2002.

  NOTE 6 -    COMPUTER SOFTWARE COSTS

              Included in the purchase of assets of Inform Online, Inc., is $230,000 of computer software costs relating to the development of a private proprietary network linking system to deliver advertisements in real time throughout the world. No amortization expenses have been included at December 31, 2001, as the asset was purchased in November 2001, and no system has been sold as of December 31, 2001.

                           INFORM MEDIA GROUP, INC.
                         (A Development Stage Company)
                    FORMERLY KNOWN AS GAMEWEAVER.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002


  NOTE 7 -    EQUITY TRANSACTIONS

              Treasury Stock
              On March 25, 2002, the Company issued 2,500,000 shares of its common stock in trust in consideration for the purchase of 100% of Tele-Pacific Communications (Samoa) Inc. from Pacific E-Link Corporation. At March 31, 2002, the Company has not completed the purchase and the Company has recorded the shares as Treasury stock.

  NOTE 8 -    PRIOR PERIOD ADJUSTMENT

              During the year ended December 31, 2001, the Company recorded a prior period adjustment relating to the issuance of restricted common stock for Company expenses advanced by a related party during 2000. The adjustment for the expenses advanced was for $5,500.

  NOTE 9 -    COMMITMENTS AND CONTINGENCIES

              Tele-Pacific Communications
              On March 25, 2002, the Company signed an agreement to acquire all of the issued and outstanding shares of Tele-Pacific Communications (Samoa) Inc. ("Tele-Pacific") from Pacific E-Link Corporation in exchange for 2,500,000 shares of the Company's common stock.

              Tele-Pacific business comprises of a 75% interest in the registered capital of a Sino-foreign joint venture advertising agency. The agency was granted an advertising lease in 1994 to carry out a full service advertising business throughout China by way of a network of branch offices.

              As of May 14, 2002, the Company was in the process of completing the acquisition of Tele-Pacific. The 2,500,000 shares of the Company's common stock are being held in trust and will be returned to the Company if the agreement is rescinded.

  NOTE 10 -   SUBSEQUENT EVENTS

              On May 7, 2002, the Company entered into an agreement to acquire all the issued and outstanding shares of I&M Insurance Replacement Centre Ltd. ("IRC") for 4,654,000 restricted shares of the Company's common stock.

                           INFORM MEDIA GROUP, INC.
                         (A Development Stage Company)
                    FORMERLY KNOWN AS GAMEWEAVER.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002



  NOTE 10 -   SUBSEQUENT EVENTS (Continued)

              The Insurance Replacement Centre provides a "one-stop shopping" service convenience for the insurance adjuster who has to replace his insurance client's merchandise when it is lost, stolen or misplaced. The Insurance Replacement Centre has developed proprietary software that enables it to provide accurate and timely product replacement price quotations to the insurance adjuster when a product listing is provided to them. As a result, the insurance adjuster is able to provide the client with an approval to replace lost or stolen merchandise in a timely manner, thereby reducing the costs of adjusting the claim.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND PLAN OF OPERATION

     The Company changed its name from Gameweaver.com, Inc. to Inform Media Group, Inc. in March of 2002.

     On November 26, 2001, the Company acquired substantially all of the assets of Inform Online Inc. (a developer of a system that provides advertisements of digital display systems) for 1,000,000 restricted shares of the Company's common stock. The Inform Online system delivers advertisements by means of the Internet to display systems in various locations, including airport information screens, tourism information kiosks in hotels and resorts, bank and credit union's A.T.M.s and jumbotron screens in sport stadiums and public plazas. With the Inform Online system, advertisers have the capability to pinpoint specific audiences in different geographic locations, and can also deliver commercial messages than can be updated in real time.

      As of May 15, 2002, Inform Online, Inc. had not signed any agreements for the use of its system and had not generated any revenues from its operations.

      If by June 30, 2002, Inform Online, Inc. is unable to reach an agreement with a major vendor to supply online advertising, the Company may elect to cancel its agreement with Inform Online Inc.. If the agreement is canceled, Inform Online, Inc. will deliver a promissory note to the Company for all amounts advanced to them by the Company; the assets acquired from Inform Online Inc. (Hardware and equipment $70,000, Computer software $230,000 and Intellectual Properties $250,000) will be returned to them, and Inform Online will return the 1,000,000 shares of the Company's common stock to the Company.

      By agreement dated March 25, 2002, the Company was to acquire all of the issued and outstanding shares of Tele-Pacific Communications (Samoa) Inc. from Pacific E-Link Corporation for 2,500,000 shares of the Company's common stock.

      Tele-Pacific Communications (Samoa) Inc. owns a 75% interest in Chengdu Publicis International Advertising Co. Ltd., a Sino-foreign joint venture
advertising   agency.  The  Agency  has  four  offices  in  China  (Beijing,
Shanghai, Chengdu and Guangzhou) and employs more than 120 people. The Agency provides a full spectrum of advertising services, including TV commercial production, media and multimedia services.

      As at May 15, 2002, Pacific E-Link Corporation has not provided the Company with two years of audited financial statements for Tele-Pacific Communications (Samoa) Inc. or Chengdu Publicis International Advertising Co. Ltd nor had it delivered all of the issued and outstanding shares of Tele Pacific Communications (Samoa) Inc.

      The Company has issued 2,500,000 restricted shares to Pacific E-Link Corporation, but the shares are held in trust by the Company's attorney until the financial statements and the shares of Tele Pacific Communications (Samoa) are delivered to the Company.

      If Pacific E-Link Corporation fails to provide the required financial information and the shares of Tele-Pacific Communications (Samoa), the acquisition will be rescinded and the 2,500,000 shares previously issued will be canceled.

      On May 7, 2002 the Company announced that it has entered into an Agreement to acquire all of the issued and outstanding shares of I & M Insurance Replacement Centre Ltd. ("IRC") for 4,654,000 restricted shares of the Company's common stock.

      I & M Insurance Replacement Centre Ltd. owns a 4,000 square foot office in Burnaby, B.C. and provides a convenient "one-stop shopping" service for the insurance adjuster who needs to replace his insurance client's merchandise when it is lost or stolen. The Insurance Replacement Center has developed proprietary software that enables it to provide accurate and timely product replacement quotations to the insurance adjuster when a claim is made. As a result, the insurance adjuster is able to provide the client with an approval to replace lost or stolen merchandise in a timely manner. Due to the buying power of the Insurance Replacement Center, the insurance carrier funding the claim receives professional product pricing and service.

      In the first eleven months of operations ending May 31, 2000, IRC had achieved sales revenues of Cdn. $1,582,131 with net income of $54,433. For the year ended May 31, 2001, IRC increased revenues to Cdn $2,340,925 and had a net loss of $166,881. The loss relates to the establishment of new offices, training of staff, and the development of a proprietary software package for processing claims.

      Effective May 14, 2002, the Company obtained a new cusip number and changed its trading symbol on the OTC:Bulletin Board from GMWR to "IRPC". The Company is now trading under the name: Insurance Replacement Center, Inc.

      The  Company  is in the  process  of  formally  changing  its  name  to:
Insurance Replacement Center, Inc.

      The Company has never generated any revenues. The Company does not have any bank lines of credit, or any other traditional financing arrangements. The Company expects to obtain additional capital through the private sale of the Company's common stock or from borrowings from private lenders. There can be no assurance that the Company will be successful in obtaining any additional capital needed for its operations.

                                     PART II
                                OTHER INFORMATION

Item 2.  Changes in Securities.

      On March 25, 2002 the Company signed an agreement to acquire all of the issued and outstanding shares of Tele-Pacific Communications (Samoa) Inc. ("Tele-Pacific") from Pacific E-Link Corporation in exchange for 2,500,000 shares of the Company's common stock acquisition.

      As of May 14, 2002, the Company was in the process of completing the acquisition of Tele-Pacific. The 2,500,000 shares of the Company's common stock are being held in trust and will be returned to the Company if the agreement is rescinded.

      If the acquisition of Tele-Pacific is completed the Company will rely upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the issuance of the 2,500,000 shares of its common stock.

      Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

            No exhibits are filed with this report.

      (b)   Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the quarter ending March 31, 2002.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          INFORM.COM, INC.


                                         By:  /s/ Richard J. Wilk
                                             ----------------------------------
                                             Richard J. Wilk, Chief Executive
                                                Officer

Dated: May 17, 2002