Form 10QSB
period 2002-06-30
GAMEWEAVER COM INC
filed 2002-08-19
CIK 789667

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934
                 For the quarterly period ended June 30, 2002
                                       or
          [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                     the Securities Exchange Act of 1934

             For the transaction period from _______ to _______.

                          Commission file No. 033-90355


                            INFORM MEDIA GROUP, INC.

         Nevada                                             87-0542172
----------------------                                  --------------------
 (State or other jurisdiction                            (I.R.S. Employer
   of incorporation)                                  Identification Number)


                            Inform Media Group, Inc.
                      2980 South Rainbow Blvd. - Suite 100
                           Las Vegas, Nevada USA 89146
                   ------------ ----------------------------
                    (address of principal executive offices)

                                 (702) 307-8778
                  -------------------------------------------
              (Registrant's telephone number, including area code)

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

                                YES [X] NO [ ]


As of August 15, 2002, the Company had 4,014,675 outstanding shares of common stock.

                            INFORM MEDIA GROUP, INC.
                          (A Development Stage Company)
                    FORMERLY KNOWN AS GAMEWEAVER.COM, INC.
                                  JUNE 30, 2002





PART I - FINANCIAL INFORMATION


Item 1.  Unaudited Financial Statements

         Balance sheets

         Statements of operations (unaudited)

         Statement of stockholders' deficiency

         Statements of cash flows (unaudited)

         Notes to financial statements (unaudited)


Management's discussion and analysis of financial condition and plan of operation


PART I - OTHER INFORMATION

Signatures

                           INFORM MEDIA GROUP, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                     June 30,      December 31,
                                                      2002            2001
                                                     -------       ------------
   ASSETS                                          (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                        $      191     $     8,982
                                                   -----------     -----------
     Total current assets                                  191           8,982

Property and equipment                                       -          70,000
Computer software costs                                      -         230,000
Intellectual property                                        -         250,000
                                                   ------------   ------------

     TOTAL ASSETS                                  $       191    $    558,982
                                                   ============   ============

   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Accounts payable and accrued expenses           $   386,306    $    243,353
   Notes payable                                       355,000         355,000
                                                   -----------    ------------
     Total liabilities                                 741,306         598,353
                                                   -----------    ------------
Commitments and contingencies                                -               -

STOCKHOLDERS' DEFICIENCY
   Common stock, $.001 par value; 75,000,000
    shares authorized, 6,514,675 and 5,014,675
    shares issued and 4,014,675 and 5,014,675
    shares outstanding                                   6,515           5,015
   Additional paid-in capital                          311,225         860,225
   Treasury stock                                       (2,500)              -
   Deficit accumulated during the development stage (1,056,355)     (  904,611)
                                                    -----------   -------------
       Total stockholders' deficiency                 (741,115)    (    39,371)
                                                    -----------   -------------

 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY    $       191    $    558,982
                                                   ===========    ============










The accompanying notes are an integral part of the financial statements.

                           INFORM MEDIA GROUP, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                           Cumulative
                                  For the Three        For the Six        From Inception
                                  Months Ended         Months Ended      (April 2, 1989) to
                                    June 30,             June 30,          June 30, 2002
                                  ---------------------------------------------------------
                                  2002     2001       2002       2001
                                  ----     ----       ----       ----

REVENUE                        $      -   $     -   $     -    $     -       $       -
                               --------   -------   -------    -------       --------------

 OPERATING EXPENSES
     Bad Debt Expense                 -   320,000          -    320,000         340,000
General and administrative
  expenses                       56,406     5,577    137,744      8,074         674,381
                               --------   -------    -------    -------         -------
Total Operating Expenses         56,406   325,577    137,744    328,074       1,014,381
                                 ------   -------    -------    -------       ---------

 LOSS FROM OPERATIONS         (  56,406)( 325,577) ( 137,744) ( 328,074)    ( 1,014,381)
                              ---------- ---------  ---------   --------     ----------

OTHER INCOME (EXPENSES)
     Interest income                  -                    -         37              26
Interest expense                ( 7,000)   (7,089)   (14,000)   (14,200)       ( 42,000)
                                --------   -------   --------   --------       ---------
TOTAL OTHER INCOME (EXPENSES)   ( 7,000)   (7,089)   (14,000)   (14,163)       ( 41,974)

LOSS FROM OPERATIONS BEFORE
PROVISION FOR INCOME TAXES     ( 63,406)( 332,666) ( 151,744) ( 342,237)     (1,056,355)

 PROVISION FOR INCOME TAXES           -         -          -          -               -
                           ---------------------------------------------------------------
NET LOSS                      $(63,406) $(332,666) $(151,744) $(342,237)    $(1,056,355)
                            ===========  ========    =======   =========    ============

NET LOSS PER COMMON SHARE
     Basic and diluted         $(  0.01) $(  0.09) $(  0.03)   $(  0.09)
                                =======    ======   =======     =======








The accompanying notes are an integral part of the financial statements.

                           INFORM MEDIA GROUP, INC.
                          (A Development Stage Company)
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY



                                                                                      Deficit
                                                                                     Accumulated
                                                                       Additional     During the      Total
                                       Common Stock        Treasury     Paid-in      Development   Stockholders'
                                     Shares      Amount     Stock       Capital         Stage       Deficiency
                                     ------      ------    --------    ----------    -----------   ------------

Balance - April 12, 1989             30,087     $    30    $      -    $   23,193    $         -   $     23,223

Shares issued for patent rights,
 March 1990, $0.01 per share        181,733         182           -           818              -          1,000
Shares issued for cash, April
 1990, $0.86 per share               30,815          31           -        26,469              -         26,500
Shares issued for cash, December
 1990, $0.00 per share                  167           -           -         5,000              -          5,000
Shares issued for services,
 December 1991, $29,94 per share      1,666           2           -         1,498              -          1,500
Shares issued for cash, December
 1992, $0.05 per share              666,666         666           -        35,363              -         36,029
Shares issued for services,
 December 1995, $0.10 per share      72,891          73           -         7,427              -          7,500
Additional capital for the
 cumulative period April 12,
 1989 through December 31, 1996           -           -           -        82,488              -         82,488
Net loss for the cumulative period
 April 12, 1989 through December
 31, 1996                                 -           -           -             -       (190,567)      (190,567)
                                  ------------------------------------------------------------------------------
Balance - December 31, 1996
 (Unaudited)                        984,025         984           -       182,256       (190,567)        (7,327)

Net loss for the year ended
 December 31, 1997                        -           -           -             -         (2,363)        (2,363)
                                  ------------------------------------------------------------------------------
Balance - December 31, 1997
 (Unaudited)                        984,025         984           -       182,256       (192,930)        (9,690)

Shares issued for cash,
 November 30, 1998, $0.00
 per share                        8,000,000       8,000           -        22,000              -         30,000
Net loss for the year ended
 December 31, 1998                        -           -           -             -        (21,949)       (21,949)
                                  ------------------------------------------------------------------------------
Balance - December 31, 1998       8,984,025       8,984           -       204,256       (214,879)        (1,639)

One to three reverse stock split (5,989,350)     (5,989)          -         5,989              -             -
                                  ------------------------------------------------------------------------------
Balance - December 31, 1998
 (restated)                       2,994,675       2,995           -       210,245       (214,879)        (1,639)

Shares Issued for Services          910,000         910           -     1,248,310              -      1,249,220
Net loss for the year ended
 December 31, 1999                        -           -           -             -     (1,247,581)    (1,247,581)
                                  ------------------------------------------------------------------------------
Balance - December 31, 1999
 (restated)                       3,904,675       3,905           -     1,458,555     (1,462,460)             -

Prior Period Adjustment                   -           -           -    (1,158,220)     1,158,220              -
                                  ------------------------------------------------------------------------------
Balance - December 31, 1999
 (restated)                       3,904,675       3,905           -       300,335       (304,240)             -

Net Loss for the year ended
 December 31, 2000                        -           -           -             -       (102,762)      (102,762)
                                  ------------------------------------------------------------------------------
Balance - December 31, 2000       3,904,675       3,905           -       300,335       (407,002)      (102,762)




The accompanying notes are an integral part of the financial statements.

                           INFORM MEDIA GROUP, INC.
                        (A Development Stage Company)
              STATEMENT OF STOCKHOLDERS' DEFICIENCY (Continued)




                                                                                      Deficit
                                                                                     Accumulated
                                                                       Additional     During the      Total
                                       Common Stock        Treasury     Paid-in      Development   Stockholders'
                                     Shares      Amount     Stock       Capital         Stage       Deficiency
                                     ------      ------    --------    ----------    -----------   ------------

Balance - December 31, 2000       3,904,675       3,905           -       300,335       (407,002)      (102,762)

Prior Period Adjustment              55,000          55           -         5,445         (5,500)             -
                                  -------------------------------------------------------------------------------
Balance - December 31, 2000
 (restated)                       3,959,675       3,960           -       305,780       (412,502)      (102,762)

Shares issued for services,
 June 2001                           55,000          55           -         5,445              -          5,500
Shares issued for purchase of
 assets, November 2001            1,000,000       1,000           -       549,000              -        550,000
Net loss for the year ended
 December 31, 2001                        -           -           -             -       (492,109)      (492,109)
                                  -------------------------------------------------------------------------------
Balance - December 31, 2001       5,014,675       5,015           -       860,225       (904,611)       (39,371)

Shares issued and held
 in treasury (unaudited)          2,500,000       2,500      (2,500)            -              -              -
Shares cancelled relating to
 termination of asset purchase
 agreement (unaudited)           (1,000,000)     (1,000)          -      (549,000)             -       (550,000)

Net loss for the six months ended
 June 30, 2002 (unaudited)                -           -           -             -       (151,744)      (151,744)
                                  -------------------------------------------------------------------------------
Balance - June 30, 2002
 (unaudited)                      6,514,675   $   6,515    $ (2,500)   $  311,225    $(1,056,355)     $(741,115)
                                              ===================================================================
Less shares held in treasury     (2,500,000)
                                 -----------
                                  4,014,675
                                  =========






















The accompanying notes are an integral part of the financial statements.

DRAFT - Revised August 13, 2002

                           INFORM MEDIA GROUP, INC.
                          (A Development Stage Company)
                     STATEMENTS OF CASH FLOWS (UNAUDITED)
Cumulative


                                                                             From Inception
                                             For the Six Months Ended       (April 12, 1989)
                                                     June 30,                  to June 30,
                                             2002             2001                2002
                                             ------------------------        ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                               $ (151,744)       $(342,237)         $ (1,056,355)
  Adjustments to reconcile net loss to
  net cash used by operating activities:
  Bad debt expense                                -          320,000               340,000
  Amortization                                    -                -                 1,183
  Common stock issued for services                -                -               111,000
Changes in certain assets and liabilities:
  Other assets                                    -                -                11,029
  Shareholder payable                             -                -                (3,003)
  Increase in accounts payable and accrued
  expenses                                  142,953           14,200               388,809
                                         ---------------------------------------------------
Net cash used by operating activities        (8,791)          (8,037)             (207,337)
                                         ---------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired upon reorganization
  of Company                                      -                -               23,540
                                         ---------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additional capital contributed                  -                -               82,488
  Payment of advance receivable                   -                -             (340,000)
  Proceeds from notes payable                     -                -              355,000
  Issuance of common stock for cash               -                -               86,500
                                         ---------------------------------------------------
Net cash provided from financing
 activities                                       -                -              183,988
                                         ---------------------------------------------------

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                   (8,791)          (8,037)                 191

CASH AND CASH EQUIVALENTS - BEGINNING         8,982           10,238                    -
                                         ---------------------------------------------------

CASH AND CASH EQUIVALENTS - ENDING       $      191        $   2,201            $     191
                                         ===================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
     Interest expense                    $        -        $       -            $      -
                                         ===================================================
     Income taxes                        $        -        $       -            $      -
                                         ===================================================






The accompanying notes are an integral part of the financial statements.

                          INFORM MEDIA GROUP, INC.
                           (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002


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

              The result of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

              For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2001.

               Inform Media Group, Inc., (the "Company"), formerly Gameweaver, Inc. ("Gameweaver"), was incorporated on January 26, 1986 as Vantage, Inc. under the laws of the State of Nevada. The Company is currently considered a development stage enterprise with its business purpose being seeking a suitable merger/acquisition or joint venture candidate. In March 2002 the Company changed its name to Inform Media Group, Inc.

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

                              INFORM MEDIA GROUP, INC.
                           (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002



  NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

              Earnings Per Share

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

                                                             June 30,
                                                      ---------------------
                                                        2002         2001
                                                    -----------------------

              Basic  and diluted                     5,014,675    3,904,675
                                                    ==========  ===========

              Recent Accounting Pronouncements

              On June 29, 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", was approved by the Financial Accounting Standards Board ("FASB"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for

                              INFORM MEDIA GROUP, INC.
                           (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002


  NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Recent Accounting Pronouncements

          impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on January 1, 2002.

          On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company implemented SFAS No. 142 on January 1, 2002.

          In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligation and the liability will be recorded at fair value. The effect of adoption of this standard on Company's results of operations and financial positions is being evaluated.

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The Company implemented SFAS No. 144 on January 1, 2002.

          In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishments of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are

                              INFORM MEDIA GROUP, INC.
                           (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002



  NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Recent Accounting Pronouncements

               similar to sale-leaseback transactions. The Company does not expect the adoption of FASB No. 145 to have a material impact on the Company's financial position or results of operations.

  NOTE 2 -    ACQUISITION

              On November 26, 2001, the Company acquired the assets and intellectual properties of Inform Online, Inc. ("Inform Online"), in exchange for 1,000,000 shares of the Company's common stock with a fair market value of $550,000. Inform Online is a developer of a private proprietary network that links digital display systems to deliver dynamic advertisements in real time throughout the world. Inform has had no sales as of the date of acquisition. With the Inform platform, national advertisers are able to deliver rich media commercial messages that can be instantly updated with real-time, "built on the fly" broadcasts of news and promotions, wherever a networked display is found. The assets acquired consisted of:

                   Computer Hardware                            $    70,000
                   Computer Software                                230,000
                   Intellectual Property                            250,000
                                                                -----------
                                                                 $  550,000

              If on or before June 30, 2002, Inform Online was unable to reach an agreement with a major client to supply online media content, the Company could, at its sole discretion, elect by notice in writing, to return the assets. Upon such notice, Inform would deliver a promissory note for all amounts advanced by the Company up to the date of notice, the certificates for the shares would be returned to the Company and the assets would be returned to Online.

              On June 24, 2002, the Company terminated in writing the agreement with Inform Online and returned all assets to Inform Online. In exchange, Inform Online returned the 1,000,000 shares of common stock to the Company, which has sent the shares to the transfer agent for cancellation per the terms of the agreement.

                              INFORM MEDIA GROUP, INC.
                           (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002


  NOTE 3 -    NOTES PAYABLE

              During the year ended December 31, 2000, the Company issued convertible notes payable totaling $355,000 bearing interest at the rate of 8% per annum. These notes were due on October 31, 2001. Under the terms of the convertible note, no interest is payable if the note holders agree to convert. As of June 30, 2002, the notes are in default, though all the note holders have agreed to convert their notes to shares of the Company's common stock. These shares will be converted during the year ended December 31, 2002.

  NOTE 4 -    EQUITY TRANSACTIONS

              Treasury Stock

              On March 25, 2002, the Company issued 2,500,000 shares of its common stock for consideration in the purchase of 100% of Tele-Pacific Communications (Samoa) Inc. from Pacific E-Link Corporation (Note 5). These shares are being held in trust by the Company's attorneys until the purchase is complete. At June 30, 2002, the Company has not completed the purchase and the Company has recorded the shares as Treasury stock.

              Cancellation of shares

              As discussed in Note 2, on June 24, 2002, the Company terminated in writing their agreement with Inform Online and is in the process of canceling the 1,000,000 shares of its common stock issued under their agreement.

  NOTE 5 -    COMMITMENTS AND CONTINGENCIES

              Telepacific Communications

              On March 25, 2002, the Company signed an agreement to acquire all of the issued and outstanding shares of Tele-Pacific Communications (Samoa) Inc. ("Telepacific") from Pacific E-Link Corporation ("Pacific") in exchange for 2,500,000 shares of the Company's common stock.

              Tele-Pacific business comprises a 75% interest in the registered capital of a Sino-foreign joint venture advertising agency. The agency had been granted an advertising lease in 1994 to carry out a full service advertising business throughout China by way of a network of branch offices.

                              INFORM MEDIA GROUP, INC.
                           (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002



  NOTE 5 -    COMMITMENTS AND CONTINGENCIES (Continued)

              Telepacific Communications

              As of August 14, 2002, the Company was still in the process of completing the acquisition of Telepacific. The 2,500,000 shares of the Company's common stock are being held in trust and will be returned to the Company if the agreement is not finalized.

              On May 7, 2002, the Company entered into an agreement to acquire all the issued and outstanding shares of J&M Insurance Replacement Centre Ltd. ("IRC") for a proposed 4,654,000 restricted shares of the Company's common stock. As of June 30, 2002, no shares have been issued in relation to this agreement and the Company has decided not to proceed with this acquisition.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND PLAN OF OPERATION


      The Company has changed its name from Gameweaver.com, Inc. to Inform Media Group, Inc. during March 2002.

      On November 26, 2001, the Company acquired substantially all of the assets of Inform Online Inc., a developer of a system that provides advertisements of digital display systems for 1,000,000 restricted shares of the Company's common stock. Inform Online, Inc. was unable by June 30, 2002 to reach an agreement with a major vendor to supply online advertising, therefore the November 26, 2001 agreement to acquire all their assets was rescinded. The Company has returned all the assets to Inform Online, Inc. (Hardware and equipment $70,000, Computer software $230,000 and Intellectual Properties $250,000) and has received the 1,000,000 restricted shares of common stock previously issued to Inform Online, Inc. The Company has forwarded these shares to the Transfer Agent for cancellation.

      By an agreement dated March 25, 2002, the Company is to acquire all of the issued and outstanding shares of Tele Pacific Communications (Samoa) Inc. from Pacific E-Link Corporation in exchange for 2,500,000 restricted shares of the Company's common stock.

      Tele Pacific Communications (Samoa) Inc. owns a 75% interest in Chengdu Publicis International Advertising Co. Ltd., a Sino-foreign joint venture advertising agency. The Agency has four offices in China (Beijing, Shanghai, Chengdu and Guangzhou) and employs more than 120 people. The Agency was granted a license in 1994 to carry out a full service advertising business throughout China. The Agency provides a full spectrum of advertising services to its clients, including TV commercial production, media and multimedia services.

      As of August 14, 2002, Pacific E-Link Corporation has not provided the Company with two years of audited financial statements for Tele Pacific Communications (Samoa) Inc. or Chengdu Publicis International Advertising Co. Ltd. nor has it delivered all of the issued and outstanding shares of Tele Pacific Communications (Samoa) Inc.

      The Company has issued 2,500,000 restricted shares to Pacific E-Link Corporation, which are held in trust by the Company's attorney until the financial statements and the shares of Tele Pacific Communications (Samoa) are delivered to the Company.

      If Pacific E-Link Corporation fails to provide the financial information requirements and the shares of Tele Pacific Communications (Samoa) Inc., the acquisition agreement will be rescinded and the 2,500,000 treasury shares will be canceled.

      On May 7, 2002, the Company announced that it has entered into an Agreement to acquire all of the issued and outstanding shares of J & M Insurance Replacement Centre Ltd. ("IRC") for 4,654,000 restricted shares of the Company's common stock. The Company has decided not to proceed with this transaction.

      Effective May 14, 2002, the Company has obtained a new cusip number and has changed its trading symbol on the OTC:Bulletin Board from GMWR to "IRPC". The Company is now trading under the name: Insurance Replacement Center, Inc..

Liquidity and Capital Resources
--------------------------------

      The Company has never generated any revenues. The Company does not have any bank lines of credit, or any other traditional financing arrangements. The Company expects to obtain additional capital through the private sales of the Company's common stock or from borrowings from private lenders. There can be no assurance that the Company will be successful in obtaining any additional capital needed for its operations.

                                     PART II
                                OTHER INFORMATION


Item 2. Changes in Securities

      On November 26, 2001 the Company acquired substantially all of the assets of Inform Online, Inc. by the issuance of 1,000,000 restricted shares of the Company's common stock. As Inform Online, Inc. was unable to reach an agreement with a major vendor to supply online advertising by June 30, 2002, the acquisition transaction was rescinded, the assets were returned to Inform Online, Inc. and the 1,000,000 restricted shares have been returned to the Transfer Agent for cancellation.

      On March 25, 2002 the Company signed an agreement to acquire all of the issued and outstanding shares of Tele Pacific Communications (Samoa) Inc. from Pacific E-Link Corporation in exchange for 2,500,000 shares of the Company's common stock acquisition.

      As of July 31, 2002 the Company was in the process of completing the acquisition of Tele Pacific. The 2,500,000 shares of the Company's common stock are being held in trust and will be returned to the Company if the agreement is rescinded.

      If the acquisition of Tele Pacific is completed the Company will rely upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the issuance of the 2,500,000 shares of its common stock.

      The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of the shares described above.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

            No exhibits are filed with this report.

(b)   Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the quarter ending June 30, 2002.

                                   SIGNATURES


Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INFORM MEDIA GROUP, INC.

August 16, 2002                        By:  /s/ Richard Wilk
                                           -------------------------------------
                                           Richard Wilk, President and Principal
                                           Financial Officer

                                 CERTIFICATION

        In connection with the Quarterly Report of Inform Media Group, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard Wilk, Chief Executive and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the requirements of of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

Date:  August 16, 2002                  /s/ Richard Wilk
                                        -------------------------------
                                        Richard Wilk
                                        Chief Executive and Financial Officer