Form 10QSB
period 2002-09-30
INFORM MEDIA GROUP INC
filed 2002-11-15
CIK 789667

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2002
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                For the transaction period from _______ to _______.

                          Commission file No. 033-90355


                             ACQUISITION MEDIA, INC.

                    Nevada                                   87-0542172
 (State or other jurisdiction of incorporation)          (I.R.S. Employer
                                                         Identification Number)


                             Acquisition Media, Inc.
                      2980 South Rainbow Blvd. - Suite 100
                           Las Vegas, Nevada USA 89146
                    (address of principal executive offices)

                                 (702) 307-8778
              (Registrant's telephone number, including area code)

                            Inform Media Group, Inc.
 Former name, former address and former fiscal year if changed from last report



   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]


As of November 14, 2002, the Company had 4,014,675 outstanding shares of common stock.

                             ACQUISITION MEDIA, INC.
                          (A Development Stage Company)
       FORMERLY KNOWN AS INFORM MEDIA GROUP, INC. AND GAMEWEAVER.COM, INC.
                               SEPTEMBER 30, 2002





PART I - FINANCIAL INFORMATION                                    Page No.

Item 1.           Unaudited Financial Statements


Balance sheets                                                       3


Statements of operations (unaudited)                                 4


Statement of stockholders' deficiency                            5 - 6


Statements of cash flows (unaudited)                                 7


Notes to financial statements (unaudited)                       8 - 13

Management's discussion and analysis of financial              14 - 15
condition and plan of operation

PART II - OTHER INFORMATION                                         16

Signatures                                                     17 - 19

                             ACQUISITION MEDIA, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                               September 30,      December 31,
                                                   2002              2001
   ASSETS      (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                   $        26        $     8,982
                                               ------------       ------------
     Total current assets                               26              8,982

Property and equipment                                   -             70,000

Computer software costs                                  -            230,000

Intellectual property                                    -            250,000
                                               ------------       ------------

     TOTAL ASSETS                              $        26        $   558,982
                                               ============       ============

   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Accounts payable and accrued expenses       $   435,981        $   243,353
   Convertible notes payable                       355,000            355,000
                                               ------------       ------------
Total liabilities                                  790,981            598,353

Commitments and contingencies                            -                  -

STOCKHOLDERS' DEFICIENCY
   Common stock, $.001 par value; 75,000,000
    shares authorized, 6,514,675 and 5,014,675
    shares issued and 4,014,675 and 5,014,675
    shares outstanding                               6,515              5,015
   Additional paid-in capital                      311,225            860,225
   Treasury stock                                   (2,500)                 -
   Deficit accumulated during the development
    stage                                       (1,106,195)          (904,611)
                                                -----------       ------------
       Total stockholders' deficiency             (790,955)           (39,371)
                                                -----------       ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      DEFICIENCY                                $       26        $   558,982
                                                ==============================










The accompanying notes are an integral part of the financial statements.

                             ACQUISITION MEDIA, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                 Cumulative
                                                                                               From Inception
                                        For the Three Months      For the Nine Months Ended      (April 2,
                                               Ended                                             1989) to
                                           September 30,               September 30,           September 30,
                                                                                                  2002
                                      ------------------------    --------------------      ------------------
                                         2002          2001          2002           2001
                                      ----------    ----------    ----------     -----------    ------------
REVENUE                              $         -   $         -  $          -   $           -   $          -
                                      ----------    ----------    ----------     -----------    ------------

OPERATING EXPENSES
      Bad Debt Expense                         -             -             -         320,000        340,000
      General and administrative          42,840           450       180,584           8,524        717,221
expenses
                                      ----------    ----------    ----------     -----------    ------------
      Total Operating Expenses            42,840           450       180,584         328,524      1,057,221
                                      ----------    ----------    ----------     -----------    ------------

LOSS FROM OPERATIONS                   (  42,840)        ( 450)   (  180,584)     (  328,524)    (1,057,221)


OTHER INCOME (EXPENSES)
      Interest income                          -             2             -              39             26
      Interest expense                  (  7,000)       (7,100)    (  21,000)      (  21,300)     (  49,000)
                                      ----------    ----------    ----------     -----------    ------------
TOTAL OTHER INCOME (EXPENSES)           (  7,000)    (  7,098)     (  21,000)      (  21,261)     (  48,974)
                                      ----------    ----------    ----------     -----------    ------------

LOSS FROM OPERATIONS BEFORE
PROVISION FOR INCOME TAXES             (  49,840)      ( 7,584)   (  201,584)     (  349,785)    (1,106,195)

PROVISION FOR INCOME TAXES                     -             -             -               -              -
                                      ----------    ----------    ----------     -----------    ------------

NET LOSS                             $ (  49,840) $   ( 7,584)) $ (  201,584)  $  (  349,785)  $ (1,106,195)
                                      ==========    ==========    ==========     ===========    ============

NET LOSS PER COMMON SHARE

      Basic and diluted              $   (  0.01) $    (  0.00) $    (  0.05)  $     (  0.09)
                                      ==========    ==========    ==========     ===========



    The accompanying notes are an integral part of the financial statements.

                             ACQUISITION MEDIA, INC.
                          (A Development Stage Company)
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY


                                                                                Deficit
                                                                               Accumulated
                                                                   Additional  During the       Total
                                       Common Stock     Treasury    Paid-in    Development   Stockholders'
                                    Shares      Amount   Stock      Capital       Stage       Deficiency
                                    ------      ------  --------   ----------  -----------   ------------


Balance - April 12, 1989            30,087      $   30  $      -   $   23,193  $         -   $     23,223

Shares issued for patent rights,
 March 1990, $0.01 per share       181,733         182         -          818            -          1,000
Shares issued for cash,
 April 1990, $0.86 per share        30,815          31         -       26,469            -         26,500
Shares issued for cash,
 December 1990, $0.00 per share        167           -         -        5,000            -          5,000
Shares issued for services,
 December 1991, $29,94 per share     1,666           2         -        1,498            -          1,500
Shares issued for cash,
 December 1992, $0.05 per share    666,666         666         -       35,363            -         36,029
Shares issued for services,
 December 1995, $0.10 per share     72,891          73         -        7,427            -          7,500
Additional capital for the
 cumulative period April 12,
 1989 through December 31, 1996          -           -         -       82,488            -         82,488
Net loss for the cumulative
 period April 12, 1989 through
 December 31, 1996                       -           -         -            -     (190,567)      (190,567)
                               ----------------------------------------------------------------------------
Balance - December 31, 1996
 (Unaudited)                       984,025         984                182,256     (190,567)        (7,327)

Net loss for the year ended
 December 31, 1997                       -           -         -            -       (2,363)        (2,363)
                     --------------------------------------------------------------------------------------
Balance - December 31, 1997
 (Unaudited)                       984,025         984         -      182,256     (192,930)        (9,690)

Shares issued for cash,
 November 30, 1998, $0.00
 per share                       8,000,000       8,000         -       22,000            -         30,000
Net loss for the year ended
 December 31, 1998                       -           -         -            -      (21,949)       (21,949)
                    ---------------------------------------------------------------------------------------
Balance - December 31, 1998      8,984,025       8,984         -      204,256     (214,879)        (1,639)

One to three reverse
 stock split                    (5,989,350)     (5,989)        -        5,989            -              -
                    ---------------------------------------------------------------------------------------
Balance - December 31, 1998
 (restated)                      2,994,675       2,995         -      210,245     (214,879)        (1,639)

Shares Issued for Services         910,000         910         -    1,248,310            -      1,249,220
Net loss for the year ended
 December 31, 1999                       -           -         -            -   (1,247,581)    (1,247,581)
                   ----------------------------------------------------------------------------------------
Balance - December 31, 1999
 (restated)                      3,904,675       3,905         -    1,458,555   (1,462,460)             -

Prior Period Adjustment                  -           -         -   (1,158,220)   1,158,220              -
                   ----------------------------------------------------------------------------------------
Balance - December 31, 1999
 (restated)                      3,904,675       3,905         -      300,335     (304,240)             -

Net Loss for the year ended
 December 31, 2000                       -           -         -            -     (102,762)      (102,762)
                  -----------------------------------------------------------------------------------------
Balance - December 31, 2000      3,904,675       3,905         -      300,335     (407,002)      (102,762)




The accompanying notes are an integral part of the financial statements.

                             ACQUISITION MEDIA, INC.
                          (A Development Stage Company)
                STATEMENT OF STOCKHOLDERS' DEFICIENCY (Continued)




                                                                                Deficit
                                                                               Accumulated
                                                                   Additional  During the       Total
                                       Common Stock     Treasury    Paid-in    Development   Stockholders'
                                    Shares      Amount   Stock      Capital       Stage       Deficiency
                                    ------      ------  --------   ----------  -----------   ------------

Balance - December 31, 2000       3,904,675      3,905         -      300,335    (407,002)      (102,762)

Prior Period Adjustment              55,000         55         -        5,445      (5,500)             -
                       ------------------------------------------------------------------------------------
Balance - December 31, 2000
 (restated)                       3,959,675      3,960         -      305,780    (412,502)      (102,762)

Shares issued for services,
 June 2001                           55,000         55         -        5,445           -          5,500
Shares issued for purchase
 of assets, November 2001         1,000,000      1,000         -      549,000           -        550,000
Net loss for the year ended
 December 31, 2001                        -          -         -            -    (492,109)      (492,109)
                  -----------------------------------------------------------------------------------------
Balance - December 31, 2001       5,014,675      5,015         -      860,225    (904,611)      ( 39,371)

Shares issued and held
 in treasury (unaudited)          2,500,000      2,500    (2,500)           -           -              -
Shares cancelled relating
 to termination of asset
 purchase agreement (unaudited)  (1,000,000)    (1,000)        -     (549,000)          -       (550,000)

Net loss for the nine months
 ended September 30, 2002
 (unaudited)                              -          -         -            -    (201,584)      (201,584)
                               -----------------------------------------------------------------------------
Balance - September 30, 2002
  (unaudited)                     6,514,675    $ 6,515   $(2,500)    $311,225 $(1,106,195)     $(790,955)
                                               =============================================================
Less shares held in treasury     (2,500,000)
                               -------------
Shares outstanding                4,014,675












The accompanying notes are an integral part of the financial statements.

                             ACQUISITION MEDIA, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      Cumulative
                                                                     From Inception
                                      For the Nine Months Ended   (April 12, 1989) to
                                           September 30,             September 30,
                                       2002               2001            2002
                                      -------------------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                            $(201,584)     $ (  349,785)   $ (1,106,195)
  Adjustments to reconcile net loss
    to net cash used by operating
    activities:
      Bad debt expense                        -           320,000         340,000
      Amortization                            -                 -           1,183
  Common stock issued for services            -                 -         111,000
Changes in certain assets and liabilities:
  Other assets                                -                 -          11,029
  Shareholder payable                         -                 -      (    3,003)
  Increase in accounts payable
   and accrued expenses                 192,628            21,300         438,484
                                        -------          ---------     -----------
Net cash used by operating activities  (  8,956)           (8,037)       (207,502)
                                       ---------        ---------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired upon reorganization
    of Company                                -                 -          23,540
                                         --------         ---------        -------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Additional capital contributed              -                -           82,488
  Payment of advance receivable               -                -         (340,000)
  Proceeds from notes payable                 -                -          355,000
  Issuance of common stock for cash           -                -           86,500
                                        ---------         --------      ------------
Net cash provided from financing
  activities                                  -                -          183,988
                                        ---------         --------       ----------

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS               (8,956)           (8,037)             26

CASH AND CASH EQUIVALENTS - BEGINNING     8,982            10,238               -
                                          ----------------------------------------------

CASH AND CASH EQUIVALENTS - ENDING      $   26          $   2,201          $   26
                                        =======         =========          ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
     Interest expense                   $    -          $       -          $    -
                                       ========         =========          =========

     Income taxes                       $    -          $       -          $    -
                                       ========         ==========        ==========



The accompanying notes are an integral part of the financial statements.

                             ACQUISITION MEDIA, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002


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

            The result of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

            For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2001.

            Acquisition Media, Inc. (the "Company"), formerly Inform Media Group, Inc. and Gameweaver, Inc. ("Gameweaver"), was incorporated on January 26, 1986 as Vantage, Inc. under the laws of the State of Nevada. On April 12, 1989, the Company ceased operations and is currently considered a development stage enterprise with its business purpose being the seeking of a suitable merger/acquisition or joint venture candidate. During March 2002, the Company changed its name to Inform Media Group, Inc. and during August 2002, the Company changed its name to Acquisition Media, Inc.

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

                             ACQUISITION MEDIA, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002



  NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Basis of Presentation
            The Company has no operations and has accumulated losses since inception. This situation raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Mangement is currently seeking various acquisition and/or merger candidates. However, at September 30, 2002 none have been identified.

            Earnings Per Share
            The Company adopted SFAS No.128, "Earnings Per Share," which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

            The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of September 30, 2002 and 2001, the Company had no dilutive shares. The shares used in the computations were as follows:

                                                          September 30,
                                                       2002         2001
                                                     --------------------

              Basic and diluted                      4,014,675    3,904,675
                                                    ==========  ===========

                             ACQUISITION MEDIA, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002


  NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Recent Accounting Pronouncements
            On June 29, 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", was approved by the Financial Accounting Standards Board ("FASB"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on January 1, 2002 and the adoption of this pronouncement did not affect the Company's financial position or results of operations since the Company has not participated in such activities covered under this pronouncement.

            On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company implemented SFAS No. 142 on January 1, 2002 and the adoption of this pronouncement did not affect the Company's financial position or results of operations since the Company has not participated in such activities covered under this pronouncement.

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

            In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The Company implemented SFAS No. 144 on January 1, 2002 and the adoption of this pronouncement did not affect the Company's financial position or results of operations since the Company has not participated in such activities covered under this pronouncement.

                             ACQUISITION MEDIA, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002


  NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Recent Accounting Pronouncements

          During April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishments of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption of FASB No. 145 to have a material impact on the Company's financial position or results of operations.

          In July 2002, the FASB issued SFAS No. 146 "Accounting for Exit or Disposal Activities." The provisions of this statement are effective for disposal activities initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of FASB No. 146 to have a material impact on the Company's financial position or results of operations.

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
                                                                 ==========

                             ACQUISITION MEDIA, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002


NOTE 2 -    ACQUISITION (Continued)

            If on or before June 30, 2002, Inform Online was unable to reach an agreement with a major client to supply online media content, the Company could, at its sole discretion, elect by notice in writing, to return the assets. Upon such notice, Inform will deliver a promissory note for all amounts advanced by the Company up to the date of notice, the certificates for the shares will be returned to the Company and the assets will be returned to Online.

            On June 24, 2002, the Company terminated in writing the agreement with Inform Online and returned all assets to Inform Online. In exchange, Inform Online returned the 1,000,000 shares of common stock to the Company, which have been cancelled.

NOTE 3 -    CONVERTIBLE NOTES PAYABLE

            During the year ended December 31, 2000, the Company issued convertible notes payable totaling $355,000, bearing interest at the rate of 8% per annum. These notes were due on October 31, 2001. Under the terms of the convertible note, no interest is payable if the note holders agreed to convert. As of September 30, 2002, the notes are in default, though all the note holders have agreed to convert their notes to shares of the Company's common stock. These shares will be converted during the year ended December 31, 2002. As of September 30, 2002, the Company has accrued interest totaling $49,000 relating to these notes

NOTE 4 -    EQUITY TRANSACTIONS

            Treasury Stock
            On March 25, 2002, the Company issued 2,500,000 shares of its common stock for consideration in the anticipated purchase of 100% of Tele-Pacific Communications (Samoa) Inc. from Pacific E-Link Corporation. These shares were being held in trust by the Company's attorneys until the purchase was completed. As of September 30, 2002, the Company decided to rescind the acquisition of Telepacific. The 2,500,000 shares of the Company's common stock are still being held in treasury stock by the Company and will be cancelled

            Cancellation of shares
            As discussed in Note 2, on June 24, 2002, the Company terminated in writing its agreement with Inform Online and cancelled the 1,000,000 shares of its common stock issued under their agreement.

                             ACQUISITION MEDIA, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002


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

            As of September 30, 2002, the Company decided to rescind the acquisition of Telepacific. The 2,500,000 shares of the Company's common stock are being held in treasury stock by the Company and will be cancelled.

            J&M Insurance Replacement Centre Ltd
            On May 7, 2002, the Company entered into an agreement to acquire all the issued and outstanding shares of J&M Insurance Replacement Centre Ltd. ("IRC") for a proposed 4,654,000 restricted shares of the Company's common stock.. As of June 30, 2002, no shares were issued in relation to this agreement and the Company decided not to proceed with this acquisition.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND PLAN OF OPERATION

     The Company changed its name from Gameweaver.com, Inc. to Inform Media Group, Inc. in March of 2002 and subsequently in August of 2002, changed its name from Inform Media Group, Inc. to Acquisition Media, Inc..

      On November 26, 2001, the Company acquired substantially all of the assets of Inform Online Inc., a developer of a system that provides advertisements of digital display systems for 1,000,000 restricted shares of the Company's common stock. Inform Online, Inc. was unable by June 30, 2002 to reach an agreement with a major vendor to supply online advertising, therefore the November 26, 2001 agreement to acquire all their assets was rescinded. The Company has returned all the assets to Inform Online, Inc. (hardware and equipment $70,000, Computer software $230,000 and Intellectual Properties $250,000) and the 1,000,000 restricted shares of common stock previously issued to Inform Online, Inc. have been returned to the Company.

      By an agreement dated March 25, 2002, the Company was to acquire all of the issued and outstanding shares of Tele Pacific Communications (Samoa) Inc. from Pacific E-Link Corporation in exchange for 2,500,000 restricted shares of the Company's common stock.

      As of August 2002, Pacific E-Link Corporation had not provided the Company with two years of audited financial statements for Tele Pacific Communications (Samoa) Inc. or Chengdu Publicis International Advertising Co. Ltd. nor had it delivered all of the issued and outstanding shares of Tele Pacific Communications (Samoa) Inc.

      The 2,500,000 restricted shares to be issued toPacific E-Link Corporation were held in trust by the Company's attorney until the financial statements and the shares of Tele Pacific Communications (Samoa) were delivered to the Company. As of September 30, 2002, this agreement was cancelled and the 2,500,000 shares of the Company's common stock have been returned to the Company's treasury.

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

     The   management   of  the  Company  is   presently   evaluating   proposed
acquisitions.

Liquidity and Capital Resources

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

Critical Accounting Policies And Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

                                     PART II
                                OTHER INFORMATION

Item 4. Controls And Procedures

      Based on the evaluation of the Company's disclosure controls and procedures by Richard Wilk, the Company's Chief Executive Officer, and Chief Financial Officer, as of a date within 90 days of the filing date of this quarterly report, such officers have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

            No exhibits are filed with this report.

(b) Reports on Form 8-K

            On August 27, 2002 the Company filed a Form 8-K report and on August 27, 2002 the Company filed an amended 8-K report both of which related to the change of the Company's auditors.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ACQUISITION MEDIA, INC.


November 14, 2002                   By: /s/ Richard Wilk
                                       -----------------------------------
                                       Richard Wilk
                                       President and Principal Financial Officer



                                  CERTIFICATION

      In connection with the Quarterly Report of Acquisition Media, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard Wilk, President and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.



Date:  November 14, 2002                  /s/ Richard Wilk
                                        ---------------------------------
                                        Richard Wilk, President and Principal
                                          Financial Officer

CERTIFICATION (separate from Sarbanes Section 906 certification)

      I, Richard Wilk, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Acquisition Media, Inc.;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

    a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

    c. presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                   /s/ Richard Wilk
                                          ------------------------------
                                          Richard Wilk
                                          President and Principal Financial
                                            Officer