Form 10KSB
period 2002-12-31
INFORM MEDIA GROUP INC
filed 2003-04-01
CIK 789667

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002.

Commission File Number 033-90355

                              ACQUISITION MEDIA, INC.
                              -----------------------
              (Exact name of registrant as specified in its charter)

               Nevada                                   87-0542172
------------------------------                ------------------------------
(State of organization)                              (I.R.S. Employer
                                                    Identification No.)

           2980 South Rainbow Blvd., Suite 100, Las Vegas, Nevada 89146
                    (Address of principal executive offices)

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-KSB or any amendments to this Form 10-KSB. [x]

The Company's revenues during the year ended December 31, 2002 were: $-0-

The aggregate market value of the voting stock held by non-affiliates of the Company, (3,904,681 shares) based upon the closing price of the Company's common stock on March 28, 2003 was approximately $234,280.

As of March 28, 2003 the Company had 4,014,675 issued and outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

      None

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

Acquisition Media, Inc., formerly known as Gameweaver.com, Inc. (the "Company"), was incorporated on January 26, 1986 as Vantage, Inc., a Nevada corporation.

In February 1987, the Company closed an initial public offering, which generated gross proceeds of $175,650.

In November 1999, the Company entered an agreement to acquire Gameweaver.com, Inc. This agreement was rescinded in December of 1999.

On November 26, 2001, the Company acquired substantially all of the assets of Inform Online, Inc., a developer of a system that provides advertisements to digital display systems, for 1,000,000 restricted shares of the Company's common stock. Inform Online, Inc. was unable by June 30, 2002, to reach an agreement with a major vendor to supply online advertising, and therefore the November 26, 2001 agreement to acquire all their assets was rescinded. The Company has returned all the assets of Inform Online, Inc. (hardware and equipment, $70,000; computer software, $230,000; and intellectual properties, $250,000) and has cancelled the 1,000,000 restricted shares of common stock (previously issued to Inform Online, Inc.).

By an agreement dated March 25, 2002, the Company agreed to acquire all the issued and outstanding shares of Tele Pacific Communications (Samoa) Inc. from Pacific E-Link Corporation in exchange for 2,500,000 restricted shares of the Company's common stock. Tele Pacific Communications (Samoa) Inc. owns a 75% interest in Chengdu Publicis International Advertising Co. Ltd., a Sino-foreign joint venture advertising agency with offices in Beijing, Shanghai, Chengdu and Guangzhou, China.

As at August 8, 2002, Pacific E-Link Corporation had not provided the Company with two years of audited financial statements for Tele Pacific Communications (Samoa) Inc. or Chengdu Publicis International Advertising Co. Ltd., nor had it delivered all of the issued and outstanding shares of Tele Pacific Communications (Samoa) Inc.

On August 8, 2002 the Company decided to rescind the March 25, 2002 agreement with Pacific E-Link Corporation for non-performance on their part, and has cancelled the 2,500,000 restricted common shares.

On May 7, 2002 the Company announced that it had entered into an agreement to acquire all of the issued and outstanding shares of J&M Insurance Replacement Centre Ltd. ("IRC") by the issuance of 4,654,000 restricted common shares to the shareholders of IRC. Upon the completion of due diligence, the Company decided not to proceed with this acquisition.

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

By April of 2001, the management of Streamscape could not deliver all the shares of Streamscape, nor were they able to obtain additional financing to continue operations, which was part of the escrow conditions. Therefore, during April 2001, the agreement was rescinded. The rescission occurred prior to the Company commencing operations with Streamscape and the 17,700,000 shares of the Company's common stock were returned to the transfer agent for cancellation. The financial statements do not include the transaction as it was rescinded.

The Company changed its name from Gameweaver.com, Inc. to Inform Media Group, Inc. in April 2002.

In August 2002, the Company changed its name from Inform Media Group, Inc. to Acquisition Media, Inc.

Effective May 14, 2002 the Company obtained a new cusip number and changed its trading symbol on the OTC Bulletin Board from GMWR to IRPC. The Company is presently trading under the name: Insurance Replacement Center, Inc.

The management of the Company is presently reviewing and evaluating proposed acquisitions for the Company.

ITEM 2.     DESCRIPTION OF PROPERTY

The Company did not own nor lease any real property as of February 28, 2003.

ITEM 3.     LEGAL PROCEEDINGS

None.

ITEM 4.     SUBMISSION OF MATTERS TO SHAREHOLDERS' VOTE

None.

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

As of March 13, 2002, there were 178 record owners of the Company's common stock. The Company's common stock is traded on the OTC Bulletin Board under the symbol "IRPC." Set forth below is the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

     Quarter Ended                  High           Low

     March 31, 2001                $0.31          $0.15
     June 30, 2001                 $0.90          $0.25
     September 30, 2001            $0.53          $0.20
     December 31, 2001             $0.58          $0.28

     March 31, 2002                $0.67         $0.350
     June 30, 2002                 $0.60         $0.250
     September 30, 2002            $0.40         $0.080
     December 31, 2002             $0.09         $0.015

Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors and, in the event of liquidation, to share pro rata in any distribution of the Company's assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. The Company has not paid any dividends does not have any current plans to pay any dividends.

Issuance of Restricted Stock

On February 15, 2002, the Company issued 1,000,000 shares of its common stock to Inform Online Inc. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in issuing these shares. See Item 1 of this report for further information regarding the Company's transaction with Inform Online Inc. This acquisition was rescinded on June 24, 2002 and the 1,000,000 shares have been cancelled.

On February 15, 2002, the Company issued 2,500,000 shares of its common stock to Pacific E-Link Corporation. The Company relied upon the exemption provided by
Section 4 (2) of the Securities Act of 1933 in issuing these shares. See Item 1 of this report for further information regarding the Company's transaction with Pacific E-Link Corporation. This transaction was rescinded on August 8, 2002 and the 2,500,000 shares have been cancelled.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

On November 5, 2000, the Company issued convertible notes payable totaling $355,000. These convertible notes payable have a term of three years commencing November 5, 2000 and bear interest at 8%. As at December 31, 2002, the Company had accrued interest totaling $56,400 relating to these notes.

Under the convertibility terms, the principal and accrued interest, at the option of the holder, can be converted, either whole or in part, into Units of Acquisition Media, Inc. at a conversion price of $0.20 (reduced to $0.05 on January 6, 2003) per Unit. Each Unit is comprised of one fully paid non-assessable common share of Acquisition Media, Inc. and one Share Purchase Warrant entitling the holder to purchase an additional common share at a purchase price of $0.25 (reduced to $0.10 on January 6, 2003) per common share at any time prior to the second anniversary of the date of the conversion of the note principal and accrued interest.

As of December 31, 2002, all note holders have agreed to convert their notes into 7,100,000 shares of common stock and the accrued interest into 1,128,000 shares of common stock. This conversion will take place during the year ending December 31, 2003.

Upon conversion, the note holders will also receive warrants entitling the holders to purchase 7,100,000 shares of common stock at $0.10 per share at any time during the two year period following the date of conversion.

On March 25, 2001, the Company issued 1,000,000 warrants which entitle the holders to purchase 1,000,000 common shares at $0.05 until March 25, 2005.

On November 26, 2001, the Company acquired substantially all of the assets of Inform Online Inc., a developer of a system that provides advertisements to digital display systems for 1,000,000 restricted shares of the Company's common stock. On June 30, 2002, because Inform Online was unable to reach an agreement with a major vendor to sell advertising, the Company terminated the November 26, 2001 acquisition agreement, returned all the assets to Inform Online, and 1,000,000 shares of restricted common shares have been cancelled.

On March 25, 2002, the Company agreed to acquire all the issued and outstanding shares of Tele-Pacific Communications (Samoa) Inc. from Pacific E-Link Corporation in exchange for 2,500,000 restricted shares of the Company's common stock. Tele-Pacific owns a 75% interest in Chengdu Publicis International Advertising Co. Ltd., a Sino-foreign joint venture advertising agency, with offices in Beijing, Shanghai, Chengdu and Guangzhou, China.

As at August 8, 2002, Pacific E-Link Corporation had not provided the Company with the required due diligence documentation relating to the operations of Tele-Pacific Communications and therefore the Company rescinded the March 25, 2002 share acquisition agreement. The 2,500,000 restricted common shares of Acquisition Media Inc. have been cancelled.

On May 7, 2002, the Company announced that it had entered into an agreement to acquire all of the issued and outstanding shares of J & M Insurance Replacement Centre Ltd. for 4,654,000 restricted shares of the Company's common stock. The Company, decided not to proceed with this transaction.

Effective May 14, 2002 the Company has obtained a new cusip number and has changed its trading symbol on the OTC: Bulletin Board from "GMWR" to "IRPC." The Company is now trading under the name: Insurance Replacement Center, Inc.

The management is presently evaluating proposed acquisitions.

Liquidity and Capital Resources

During the year-end December 31, 2002, the Company had operating losses of $224,820.

The Company does not have any available lines of credit, bank financing or other external sources of liquidity. Due to accumulated operating losses, during the initial years of operations, the Company's operations have not been a source of liquidity. At December 31, 2002, the Company had a working capital deficiency of $822,676.

The Company is in the process of converting $355,000 of notes payable and $56,400 of accrued interest relating to the convertible notes payable into 8,228,000 shares of common stock. The Company is also in the process of converting an additional $387,223 of trade payables into 7,744,460 restricted shares of common stock. This would therefore reduce the working capital deficiency to $24,053.

The Company has never generated any revenues. The ability of the Company to continue as a going concern is dependent on the Company raising additional capital and on future profitable operations. The Company expects to obtain additional capital through the private sales of the Company's common stock or from borrowings from private lenders. There can be no assurance that the Company will be successful in obtaining any additional capital needed for its continued operations.

Critical Accounting Policies And Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These accounting policies are described in the notes to the financial statements for the fiscal year ended December 31, 2002 which are included as part of this report.

ITEM 7.     FINANCIAL STATEMENTS.

See the financial statements attached to and made a part of this report.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURES.

Reference is made to the Company's report on Form 8-K, filed on August 16, 2002, relating to the change in the Company's auditors.

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
            PERSONS.

The names, ages, and respective positions of the directors, officers, and significant employees of the Company are:

   Name                 Age      Position

   Richard J. Wilk      56       President and a Director
   Miju Stinson         44       Secretary, Treasurer and a Director


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

ITEM 10.    EXECUTIVE COMPENSATION

No officer or director of the Company received any compensation from the Company during 2000, 2001 or 2002.

The Company does not have any annuity, pension or retirement plans.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

The following table sets forth as of February 28, 2002, the shares of the Company's common stock owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company's common stock, and the name and shareholdings of each officer and director and all officers and directors as a group.

     Name                             Shares Owned             Percent of Class

     Richard Wilk                       100,000                    2.49%
     Miju Stinson                        10,000                    0.25%
     Damon Madson                       247,667                    6.17%
     Dennis Madson                      339,335                    8.45%
     Myrna Crawford                     295,000                    7.35%

     All Officers and Directors
     as a Group (2 persons)             110,000                    2.74%


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On December 4, 2001 the Company acquired substantially all of the assets of Inform Online Inc., for 1,000,000 restricted shares of the Company's common stock. On June of 2002, the assets acquisition agreement was rescinded and the 1,000,000 restricted shares of the Company's common stock have been returned to the Company's transfer agent for cancellation.

In March of 2002, the Company acquired all of the issued and outstanding shares of Tele Pacific Communications (Samoa) Inc. for 2,500,000 restricted shares of the Company's common stock. In August of 2002, the share acquisition agreement was rescinded and the 2,500,000 restricted shares of the Company's common stock have been returned to the Company's transfer agent for cancellation.

Shares issued to officers and directors:

   Name              Date     Shares Issued    Consideration

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

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.   Exhibit Name

2.1  Asset Purchase Agreement - Inform Online Inc. (incorporated by reference to
     Exhibit 2.1 filed with the Company's report on Form 10-KSB for the year ended December 31, 2001).

2.2 Purchase Agreement - Tele Pacific Communications (Samoa) Inc. (incorporated by reference to Exhibit 2.2 filed with the Company's report on Form 10-KSB for the year ended December 31, 2001).

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Company's report on Form 10-KSB for the year ended December 31,
     1997).

Exhibit No. Exhibit Name

3.2 Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.2 filed with the Company's report on Form
            10-KSB for the year ended December 31, 1997).

3.3 Bylaws of the Company (Incorporated by reference to Exhibit 3.3 filed with the Company's report on Form 10-KSB for the year ended December 31, 1997).


ITEM 14.    CONTROLS AND PROCEDURES.

Based on the evaluation of the Company's disclosure controls and procedures by Richard Wilk, the Company's Chief Executive Officer, and Chief Financial Officer, as of a date within 90 days of the filing date of this annual report, such officer has concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                             ACQUISITION MEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001









                                    CONTENTS

                                                                            Page

Independent Auditors' Report                                          F-1 - F-2

Financial Statements:
  Balance Sheets                                                         F-3
  Statements of Operations                                               F-4
  Statements of Stockholders' Deficit                                 F-5 - F-7
  Statements of Cash Flows                                               F-8
  Notes to Financial Statements                                      F-9 - F-22

                          INDEPENDENT AUDITORS' REPORT


Board Of Directors and Stockholders
Acquisition Media, Inc.
Toronto, Ontario

We have audited the accompanying balance sheets of Acquisition Media, Inc. (a Development Stage Company) as of December 31, 2002 and 2001, the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Acquisition Media, Inc. as of December 31, 2002 and 2001, the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Stonefield Josephson, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

March 9, 2003
Irvine, California

The financial statements for Acquisition Media, Inc. for the period from April 12, 1989 to December 31, 2000 were audited by other auditors whose report dated April 9, 2001 contained an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern. These auditors are no longer servicing public companies.

                             ACQUISITION MEDIA, INC.
                          (A DEVELOPMENT STATE COMPANY)

                                 BALANCE SHEETS

                                     ASSETS
                                                           December 31,
                                                   -----------------------------
                                                        2002           2001
                                                   -----------------------------
                                                                    (restated)
Current assets:
 Cash and cash equivalents                         $       7      $     497
 Advances receivable, net of allowance of $340,000
 at December 31, 2001                                      -              -
                                                   -----------------------------
  Total current assets                                     7            497

Property and equipment, net of accumulated
  amortization of $-0- (Note 3)                            -         70,000

Computer software costs, net of accumulated
  amortization of $-0- (Note 3)                            -        230,000

Intellectual property, net of accumulated
  amortization of $-0- (Note 3)                            -        250,000
                                                   -----------------------------
                                                   $       7      $ 550,497
                                                   =============================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable and accrued expenses             $ 467,683      $ 243,353
 Convertible notes payable                           355,000        355,000
                                                   -----------------------------
  Total liabilities                                  822,683        598,353
                                                   -----------------------------

Commitments and contingencies                              -              -

Stockholders' deficit:
 Common stock, $.001 par value; 75,000,000 shares
  authorized, 4,014,674 and 5,014,674 shares issued
  and outstanding, respectively                        4,015          5,015
 Additional paid-in capital                          764,938        1,313,938
 Deficit accumulated during the development stage (1,591,629)     (1,366,809)
                                                  ------------------------------
  Total stockholders' deficit                       (822,676)        (47,856)
                                                  ------------------------------
                                                   $       7     $   550,497
                                                  ==============================


The accompanying notes are an integral part of these financial statements.

                             ACQUISITION MEDIA, INC.
                          (A DEVELOPMENT STATE COMPANY)

                            STATEMENTS OF OPERATIONS


                                                                        Cumulative from
                                                                           Inception
                                                For the years ended      (April 12,1989)
                                                     December 31,       to December 31,
                                                2002           2001          2002
                                                -------------------     ----------------

Revenue                                       $      -       $     -      $      -
                                              --------------------------------------------
Expenses:
     Bad debt                                        -       340,000       340,000
     General and administrative                196,420       231,307       836,679
                                              --------------------------------------------
Loss from operations                          (196,420)     (571,307)   (1,176,679)

     Interest expense                          (28,400)      (28,000)      (414,950)
                                              --------------------------------------------
Loss from operations before provision
  for income taxes                            (224,820)     (599,307)    (1,591,629)

Provision for income taxes                           -             -              -
                                              --------------------------------------------
Net loss                                     $(224,820)    $(599,307)   $(1,591,629)
                                             =============================================
Net loss per common share -
  basic and diluted                          $   (0.05)    $   (0.15)
                                             ========================

Weighted average number of shares
  outstanding                                4,494,127     4,085,702
                                             ========================




The accompanying notes are an integral part of these financial statements.

                             ACQUISITION MEDIA, INC.
                          (A DEVELOPMENT STATE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                      Deficit
                                                                    accumulated
                                                       Additional    during the     Total
                                   Common stock         paid-in     development  stockholders'
                                  Shares      Amount    capital        stage       deficit
                                 -------------------------------------------------------------

Balance - April 12, 1989 as
 restated for 1:3 reverse
 stock split                      10,028     $    10   $   3,213    $       -    $   23,223

Shares issued for patent
 rights, March 1990, $0.01
 per share                        60,578          61         939            -         1,000
Shares issued for cash, April
 1990, $0.86 per share            10,272          10      26,490            -        26,500
Shares issued for cash,
 December 1990, $0.00 per share       55           -       5,000            -         5,000
Shares issued for services,
 December 1991, $29.94 per share     555           1       1,499            -         1,500
Shares issued for cash,
 December 1992, $0.05 per share  222,222         222      35,807            -        36,029
Shares issued for services,
 December 1995, $0.10 per share   24,297          24       7,476            -         7,500
Additional loss for the
 cumulative period April 12,
 1989 through December 31, 1996        -           -      82,488            -        82,488
Net loss for the cumulative
 period April 12, 1989 through
 December 31, 1996                     -           -           -     (190,567)     (190,567)
                                 -------------------------------------------------------------
Balance - December 31, 1996      328,007         328     182,912     (190,567)       (7,327)

 Net loss for the year                 -           -           -       (2,363)       (2,363)
                                 -------------------------------------------------------------
Balance - December 31, 1997      328,007         328      82,912     (192,930)       (9,690)

Shares issued for cash,
 November 30, 1998
 $0.00 per share               2,666,667       2,667      27,333            -        30,000
Net loss for the year                  -           -           -      (21,949)      (21,949)
                                 -------------------------------------------------------------
Balance - December 31, 1998   $2,994,674    $  2,995   $  10,245  $  (214,879)    $  (1,639)




The accompanying notes are an integral part of these financial statements.

                             ACQUISITION MEDIA, INC.
                          (A DEVELOPMENT STATE COMPANY)

                  STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)


                                                                      Deficit
                                                                    accumulated
                                                       Additional    during the     Total
                                   Common stock         paid-in     development  stockholders'
                                  Shares      Amount    capital        stage       deficit
                                 -------------------------------------------------------------

Balance - December 31, 1998    2,994,674   $   2,995   $  210,245   $ (214,879)  $   (1,639)

Shares issued for services       910,000         910    1,248,310            -    1,249,220
Net loss for the year                  -           -            -   (1,247,581)  (1,247,581)
                              ----------------------------------------------------------------
Balance - December 31, 1999    3,904,674       3,905    1,458,555   (1,462,460)          (0)

Prior period adjustment                -           -   (1,158,220)   1,158,220            -
                              ----------------------------------------------------------------
Balance - December 31, 1999,
restated                       3,904,674       3,905      300,335     (304,240)          (0)

Net loss for the year                  -           -            -     (102,762)    (102,762)
                              ----------------------------------------------------------------
Balance - December 31, 2000
 as previously presented       3,904,674       3,905      300,335     (407,002)    (102,762)

Prior period adjustment -
 services                         55,000          55        5,445       (5,500)           -
Prior period adjustment:
 Warrants issued with
  convertible debt                     -           -      173,422     (173,422)           -
 Beneficial conversion
  feature                              -           -      181,578     (181,578)           -
                              ----------------------------------------------------------------
Balance - December 31, 2000,
 restated                      3,959,674       3,960      660,780     (767,502)    (102,762)

Warrants issued for
 services, March 2001                  -           -       98,713            -       98,713
Shares issued as repayment
 of advances, June 2001           55,000          55        5,445            -        5,500
Shares issued for purchase
 of assets, November 2001      1,000,000       1,000      549,000            -      550,000
Net loss for the year                  -           -            -     (599,307)    (599,307)
                              -----------------------------------------------------------------
Balance - December 31, 2001    5,014,674   $   5,015   $1,313,938  $(1,366,809)  $  (47,856)




The accompanying notes are an integral part of these financial statements.

                             ACQUISITION MEDIA, INC.
                          (A DEVELOPMENT STATE COMPANY)

                  STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)


                                                                      Deficit
                                                                    accumulated
                                                       Additional    during the     Total
                                   Common stock         paid-in     development  stockholders'
                                  Shares      Amount    capital        stage       deficit
                                 -------------------------------------------------------------

Balance - December 31, 2001    5,014,674     $  5,015  $ 1,313,938  $(1,366,809) $   (47,856)

Shares cancelled related to
 termination of asset purchase
 agreement, June 2002         (1,000,000)      (1,000)    (549,000)           -     (550,000)
Net loss                               -            -            -     (224,820)    (224,820)
                                 -------------------------------------------------------------

Balance - December 31, 2002   $4,014,674     $  4,015   $  764,938  $(1,591,629) $  (822,676)
                                 =============================================================














The accompanying notes are an integral part of these financial statements.

                             ACQUISITION MEDIA, INC.
                          (A DEVELOPMENT STATE COMPANY)

                            STATEMENTS OF CASH FLOWS



                                                                         Cumulative
                                                                            from
                                                                          Inception
                                                  For the year ended   (April 12, 1989)
                                                      December 31,      to December 31,
                                                  2002          2001         2002
                                                  ------------------   ----------------

Cash flows used for operating activities:
      Net loss                               $  (224,820)  $  (599,307)   $ (1,591,629)

Adjustments to reconcile net loss to
    net cash used for operating activities:
     Interest expense related to beneficial
           conversion feature                         --            --         355,000
     Bad debt                                         --       340,000         340,000
     Amortization                                     --            --           1,183
     Common stock issued for services                 --         5,500         111,000
     Warrants issued for services                     --        98,713          98,713

Changes in assets and liabilities:
     Other assets                                     --            --          11,029
     Shareholder payable                              --            --          (3,003)
     Increase in accounts payable and
        accrued expenses                         224,330       145,353         309,973
                                                 -------       -------         -------
     Net cash used for operating activities         (490)       (9,741)       (367,734)

Cash flows provided by investing activities -
     Cash acquired upon reorganization of
      the Company                                     --            --          23,540
                                                 -------       -------         -------

Cash flows provided by financing activities:
     Additional capital contributed                  --             --          82,488
     Payment of advance receivable                   --             --        (340,000)
     Proceeds from notes payable                     --             --         355,000
     Issuance of common stock for cash               --             --          86,500
                                                -------        -------         -------
     Net cash provided by financing activities       --             --         183,988
                                                -------        -------         -------

Net increase (decrease) in cash                    (490)        (9,741)       (160,206)
Cash and cash equivalents, beginning of year        497         10,238              --
                                                -------        -------         -------

Cash and cash equivalents, end of year          $     7        $   497       $(160,206)
                                                =======        =======        ========

Supplemental disclosure of cash flow information:
     Interest paid                              $    --        $    --       $      --
     Income tax paid                            $    --        $    --       $      --



Non-cash investing and financing activities:

     On November 26, 2001, the Company acquired the hardware, software, and intellectual properties of Inform Online, Inc. in exchange for 1,000,000 shares of the Company's common stock. The fair value of the assets purchased from Inform Online was $550,000 (see Note 3). In June 2002, the agreement was terminated, the assets returned, and the stock cancelled.


The accompanying notes are an integral part of these financial statements.

                             ACQUISITION MEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

(1)   Summary of Significant Accounting Policies:

      Nature of Operations:

      Acquisition Media, Inc.(the "Company"), was incorporated on January 26, 1986, as Vantage, Inc., under the laws of the State of Nevada. On April 12, 1989, the Company ceased operations and is currently considered a development stage enterprise, under the guidelines of Statement of Financial Accounting Standards ("SFAS") No. 7. During 1995, the Company changed its name from Vantage, Inc. to Cofitras Entertainment, Inc. then on October 27, 1999 changed its name to BingoGold.com. On November 26, 1999, the Company then changed its name from BingoGold.com to Gameweaver.com, Inc. On November 26, 2001, the Company acquired the assets of Inform Online, Inc. ("Inform") and changed its name to Inform Media Group (see Note 3). On August 12, 2002, the Company changed its name to Acquisition Media, Inc.

      Line of Business:

      On November 26, 2001, the Company acquired hardware, software, and intellectual properties of a private proprietary network that links display digital systems to deliver advertisements in real time throughout the world (see Note 3). The agreement was terminated June 24, 2002.

      On March 25, 2002, the Company acquired a 75% interest in a Sino-foreign joint venture advertising agency, which has been granted an advertising license to carry out a full service advertising business throughout China. The agreement was terminated August 8, 2002.

      As of December 31, 2002, the Company is actively looking to acquire an operating company.

      Use of Estimates:

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

                             ACQUISITION MEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

(1)   Summary of Significant Accounting Policies, Continued:

      Basis of Presentation:

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have sufficient cash nor does it have an established source of revenue to cover its ongoing operating costs and allow it to continue as a going concern. The Company has incurred losses totaling $224,820 and $599,307 during the years ended December 31, 2002 and 2001, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

      Management is currently seeking additional financing through the private sale of stock and from borrowings from private lenders to cover its operating expenses and restructuring its convertible notes payable into common stock.

      Management is also actively looking for operating companies to acquire.

      Cash and Cash Equivalents:

      The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.


      Fair Value of Financial Instruments:

      The carrying value of cash and cash equivalents, accounts payable and accrued expenses, and convertible notes payable approximates fair value due to the relatively short maturity of these instruments.

      Property and Equipment:

      Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the various classes of assets. Maintenance and repairs are charged to expense as incurred. These assets were returned as part of the termination of the asset purchase agreement (see Note 3).

      Computer Software Cost:

      SFAS 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," specifies the accounting for costs of computer software to be sold, leased, or otherwise marketed as a separate product or as part of a production or process. It applies to computer software developed internally and to purchased software. At each balance sheet date, the unamortized capitalized costs of computer software product will be compared to the net realizable value. The amount by which the unamortized capitalized costs for computer software product exceed the net realizable value of that asset will be written off. These assets were returned as part of the termination of the asset purchase agreement (see
      Note 3).

      Intellectual Properties:

     Intellectual properties are stated on the cost basis. Amortization is calculated using the straight-line method over the estimated useful life of the intellectual properties. Intellectual properties are periodically reviewed for impairment of the carrying amount as compared to the fair value of the assets. In order to measure any impairment, the Company evaluates whether there were any events or circumstances that occurred that may have affected the carrying amount of the intangible. Management believes that no such events have occurred as of December 31, 2001. No amortization has been provided for the year ending December 31, 2001. These assets were returned as part of the termination of the asset purchase agreement (see Note 3).

Income Taxes:

      Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.

      Stock-Based Compensation:

      SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market

      Stock-Based Compensation (cont'd):

      price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

      For non-employee stock-based compensation, the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of the grant. For stock-based awards, the value is based on the market value for the stock on the date of grant. Stock option awards and warrants are valued using the Black-Scholes option-pricing model.

      Earnings Per Share:

      The computation of basic earnings per share ("basic EPS") is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share ("dilutive EPS") gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of December 31, 2002 and 2001, the Company had approximately 1,000,000 potentially dilutive securities excluded from the computation, as they are anti-dilutive.

      Comprehensive Income:

      In June 1998, the, Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2002 and 2001, the Company had no items that represent comprehensive income, therefore, has not included a Schedule of Comprehensive Income in the accompanying financial statements.

      Recent Accounting Pronouncements:

      In July 2001, the FASB issued SFAS No. 141 "Business Combinations." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB No. 16. The statement is effective for any business combination initiated after June 30, 2001 and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The implementation of this pronouncement did not have an impact on the financial statements, as the Company has not engaged in such transactions.

     In  July  2001,  the  FASB  issued  SFAS  No.  142,   "Goodwill  and  Other
     Intangibles." SFAS No. 142 addresses the initial recognition, measurement, and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The implementation of this pronouncement did not have an impact on the financial statements, as the Company has not engaged in such transactions.

      In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The implementation of this pronouncement did not have an impact on the financial statements as the Company has not engaged in such transactions.

      In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

      In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The implementation of this pronouncement did not have an impact on the financial statements, as the Company has not engaged in such transactions.

      In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions--an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with Statements No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." In addition, this Statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. This pronouncement does not currently apply to the Company.

      In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this Statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

      Recent Accounting Pronouncements (cont'd):

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

(2)   Advances Receivable:

      During the year ended December 31, 2000, the Company advanced $340,000 to Streamscape Networks, Inc. ("Streamscape"). These advances were due on demand (see Note 3). As of December 31, 2001, Streamscape was insolvent and collection of these advances was unlikely; therefore, these advances were reserved for. During the year ended December 31, 2002, the account was written-off as uncollectible.

(3)   Acquisitions:

      Inform Online, Inc.

      On November 26, 2001, the Company acquired substantially all of the assets of Inform Online, Inc. ("Inform"), a developer of a system that provides advertisements to digital display systems for 1,000,000 restricted shares of the Company's common stock.

      The assets consisted of:

            Computer hardware:                 $  70,000
            Computer software:                   230,000
            Intellectual properties:             250,000
                                               ---------

                                                $550,000
                                               =========

      Under the terms of the asset acquisition agreement, if Inform Online was unable by June 30, 2002, to reach an agreement with a major vendor to supply advertising, the Company could, at its sole discretion, elect in writing to cancel the agreement.

      On June 24, 2002, the Company terminated in writing the agreement with Inform Online, Inc., returned all the assets to them, and cancelled the 1,000,000 shares of restricted stock.

      Tele-Pacific Communications (Samoa) Inc.

     By an agreement dated March 25, 2002, the Company agreed to acquire all the issued and outstanding shares of Tele-Pacific Communications (Samoa) Inc. from Pacific E-Link Corporation in exchange for 2,500,000 restricted shares of the Company's common stock. Tele-Pacific Communications (Samoa) Inc. owns a 75% interest in Chengdu Publicis International Advertising Co. Ltd., a Sino-foreign joint venture advertising agency, with offices in Beijing, Shanghai, Chengdu, and Guangzhou, China.

      As at August 8, 2002, Pacific E-Link Corporation had not provided the Company with the requested two years historical financial information for Tele-Pacific Communications (Samoa) Inc., to complete the required due diligence and therefore the Company decided to rescind the March 25, 2002 share acquisition agreement in writing. The rescission occurred prior to the Company commencing operations with Pacific E-Link Corporation and the 2,500,000 shares of the Company common stock were returned to the transfer agent for cancellation. Accordingly, the financial statements do not include the transaction due to the rescission.

      Streamscape

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

      By April of 2001, the management of Streamscape could not deliver all the shares of Streamscape, nor were they able to obtain additional financing to continue operations, which was part of the escrow conditions.

      Therefore, during April 2001, the agreement was rescinded. The rescission occurred prior to the Company commencing operations with Streamscape and the 17,700,000 shares of the Company's common stock were returned to the transfer agent for cancellation. The financial statements do not include the transaction as it was rescinded.

      J & M Insurance Replacement Centre Ltd.

      On May 7, 2002 the Company announced that it had entered into an agreement to acquire all of the issued and outstanding shares of J&M Insurance Replacement Centre Ltd. ("IRC") by the issuance of 4,654,000 restricted common shares to the shareholders of IRC. Upon the completion of due diligence, the Company decided not to proceed with this acquisition.

(4)   Related Party Transactions:

      During the year ended December 31, 2001, certain directors made advances to the Company for corporate expenses.

      During 2001, the Company issued 55,000 shares of common stock to these directors for payment of $5,500 for these advances. The value of these shares has been calculated at the market value of the stock at the date of issuance.

(5)   Convertible Notes Payable:

      On November 5, 2000, the Company issued convertible notes payable totaling $355,000. The convertible notes payable have a term of three years commencing November 5, 2000 and bear interest at 8%. At December 31, 2002, the Company has accrued interest totaling $56,400 relating to these notes.

      Under the convertibility terms of the notes payable, the principal, plus the accrued interest can be converted, at the option of the holder, either in whole or in part, into units of the Company at a conversion price of $0.20 per Unit. Each Unit is comprised of one fully paid non-assessable common share of the Company and one share Purchase Warrant entitling the holder to purchase an additional common share at a purchase price of $0.25 per common share at any time prior to the second anniversary of the date of the conversion of the note principal and accrued interest.

      Pursuant to EITF 98-5, as amended by EITF 00-27, the proceeds of the debentures has been allocated between the debt and the warrants based on the fair market value of the underlying securities and the embedded conversion feature calculated. The fair value of the warrants was determined using the Black-Scholes pricing model. The value allocated to the warrants equaled $173,422. The embedded beneficial conversion feature resulted in an additional discount of $181,758. In accordance with EITF 98-5, as the notes payable were issued prior to November 16, 2000, the discount has been amortized in full as the debentures were immediately convertible. (See Note 8 regarding prior period adjustments.)

      Subsequent to year-end, the conversion price was reduced to $0.05 and the exercise price of the warrants reduced to $0.10. As of the date of repricing, the note holders agreed to convert their debt.

(6)   Equity Transactions:

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

      On June 14, 2001, the Company issued 55,000 shares of stock to directors of the Company for expenses advanced by the directors totaling $98,713 (see Note 4). The value of these shares was calculated at the market value of the stock at date of issuance.

      On November 26, 2001, the Company issued 1,000,000 shares of its common stock for consideration in the anticipated purchase of the assets of Inform Online, Inc. valued at $550,000. The value of these shares was calculated at the market value of the stock at date of issuance. As of June 24, 2002, the Company terminated the asset acquisition agreement in writing. The 1,000,000 shares of the Company's common stock were cancelled during the year ended December 31, 2002.

      On March 25, 2002, the Company issued 2,500,000 shares of its common stock for consideration in the anticipated purchase of 100% of Tele-Pacific Communications (Samoa) Inc. from Pacific E-Link Corporation. These shares were placed in treasury until the completion of due diligence and the finalization of the acquisition. As of August 8, 2002, the Company terminated the share acquisition agreement in writing. As of December 31, 2002, the 2,500,000 shares of the Company's common stock have been cancelled. The financial statements do not reflect the issuance of these shares as the acquisition was never finalized and the shares were not exchanged.


(7)   Warrants:

      The following represents all activity that took place with regards to warrants issued:

                                                                    Average
                                                     Number     exercise price
                                                   of Shares       per share

  Outstanding, inception to December 31, 2000             --    $        --
  Granted during 2001                              1,000,000           0.20
                                                   ---------   ------------

  Balance, December 31, 2001                       1,000,000    $       .20
  Granted during 2002                                     --             --
                                                   ---------   ------------
  Balance, December 31, 2002                       1,000,000    $       .20
                                                   =========   ============

      On March 25, 2001, the Company issued 1,000,000 warrants to purchase 1,000,000 shares of the Company's common stock at $0.20 per share to six parties. These warrants were issued for services rendered. The Company recognized approximately $98,713 of expense related to the issuance of the warrants. The fair value of the warrants was estimated on the date of grant using the Black-Scholes pricing model. The following assumptions were used: risk free rate of 4.30%; expected life of one year; dividend yield of 0%; and expected volatility of 141.79%. The warrants expire March 25, 2005. On January 6, 2003, the exercise price of the warrants has been reduced to $0.05 (see Note 10).


(8)   Prior Period Adjustment:

      During the year ended December 31, 2002, the Company recorded a prior period adjustment relating to the beneficial conversion feature embedded in the convertible notes payable issued in November 2000. This restatement reflects the correction of an error; as upon issuance in November 2001, of certain convertible debentures no effect was given to the beneficial conversion feature. The debt is convertible into shares of the Company's common stock and warrants (see Note 5). Total discount related to these debentures equaled $355,000. Pursuant to EITF 98-5, as the debt was immediately convertible into stock, the full amount of the discount should have been expensed to interest.

      During the year ended December 31, 2001, the Company recorded a prior period adjustment relating to the issuance of restricted common stock for Company expenses advanced by a related party during 2000. The adjustments for the expenses advanced were for $5,500.

      The effect of these corrections on income as previously reported for 2000, and to the balance sheet accounts at December 31, 2002, including Stockholders' equity is as follows:

                                                      As
                                                  previously     As restated
                                                    stated
                                                 -------------  --------------
         December 31, 2000:
         Net Loss                                $   (102,762)  $   (463,262)
         Net   loss    available    to    common $   (102,762)  $   (463,262)
         stockholders
         Basic and  diluted  net loss per common $      (0.03)  $      (0.12)
         share

         Additional paid in capital              $    300,335   $    660,780
         Accumulated deficit                     $   (407,002)  $   (767,502)
         Total stockholders' deficit             $   (102,762)  $   (102,762)

(9)   Income Taxes:

      The components of the provision for income taxes were as follows:

                                                            December 31,
                                                           2002         2001
            Current tax expense
              U.S. federal                            $         -   $        -
              State and local                                   -            -
                                                      -----------   ----------
                  Total current                                 -            -
                                                      -----------   ----------

            Deferred tax expense
              U.S. federal                            $         -   $        -
              State and local                                   -            -
                                                      -----------   ----------
                  Total current                                 -            -
                                                      -----------   ----------

            Total tax provision                       $         -   $        -
                                                      ===========   ==========

      The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

            Federal Income Tax Rate                                    34.0%
            Deferred Tax Charge (Credit)                                   -
            Effect of Valuation Allowance                            (34.0%)
            State Income Tax, net of Federal Benefit                       -
                                                              --------------

            Effective Income Tax Rate                                     -%
                                                                ============


      At December 31, 2002 and 2001, the Company had net operating loss carryforwards of approximately $1,592,000 and $1,358,000, respectively. Because of the current uncertainty of realizing the benefit of the tax carryforward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

      Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows:

                                                             December 31,
                                                      --------------------------
                                                         2002           2001
                                                      -----------   ------------
                        Deferred Tax Asset
                  Loss carryforwards                  $  541,000     $  462,000
                  Less valuation allowance              (541,000)      (462,000)
                                                      ----------     ----------

                  Net deferred tax asset              $        -     $        -
                                                      ==========     ==========

      Net operating loss carryforwards expire through 2023. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code Section 382.


(10)  Subsequent Events:

      On January 6, 2003, the Company changed the terms of the convertibility of the convertible notes payable to include both principle and interest. The conversion price was reduced to $0.05 from $0.20 per unit. The exercise price of the warrants to be issued was also reduced to $0.10 from $0.25. No additional expense will be recorded as the full amount of the debt was expensed under EITF 00-27 when the initial beneficial conversion calculation was made.

      On January 6, 2003, the Company approved the issuing of 7,744,460 shares of common stock in settlement of accounts payable totaling $437,223. No shares have been issued as of the date of this report.

      On January 6, 2003, the Company reduced the exercise price of the warrants issued March 25, 2001 to $0.05 from $0.20. Additional compensation expense will be recorded in the amount of $8,134 as a result of this transaction during the three months ended March 31, 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2003.

Acquisition Media, Inc.


By:   /s/ Richard Wilk
      ---------------------------------------
      Richard Wilk, President and Principal Financial Officer


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Richard Wilk                                March 31, 2003
------------------------------
Richard Wilk, Director


/s/ Miju Stinson                                March 31, 2003
------------------------------
Miju Stinson, Director




                                  CERTIFICATION

      In connection with the Annual Report of Acquisition Media, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard Wilk, President and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

Date:  March 31, 2003               /s/ Richard Wilk
                                    ------------------------------
                                    Richard Wilk
                                    President and Principal Financial Officer

                                 Certifications

     I, Richard Wilk, President and Principal Financial Officer of Acquisition Media, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Acquisition Media, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date:  March 31, 2003            /s/ Richard Wilk
                                    ------------------------------------------
                                    Richard Wilk, President and Principal
                                    Financial Officer