Form 10QSB
period 2003-03-31
INFORM MEDIA GROUP INC
filed 2003-05-15
CIK 789667

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                         -------------------------------
                  For the quarterly period ended March 31, 2003
                  ---------------------------------------------
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                -----------------------------------------------------
                       the Securities Exchange Act of 1934
                       ------------------------------------

                 For the transaction period from          to        .
                                                ----------  ---------

            Commission file No. 033-90355
            -----------------------------

                             ACQUISITION MEDIA, INC.
                             -----------------------

          Nevada                                             87-0542172
----------------------------                        ---------------------------
(State or other jurisdiction                              (I.R.S. Employer
     of incorporation)                                 Identification Number)

                               #388-145 Tyee Drive
                        Point Roberts, Washington, 98281
                        --------------------------------
                    (address of principal executive offices)

                                 (702) 307-8778
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                            Inform Media Group, Inc.
 ------------------------------------------------------------------------------
 Former name, former address and former fiscal year if changed from last report



          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]


        As of May 13, 2003, the Company had 4,014,674 outstanding shares of common stock.

                             ACQUISITION MEDIA, INC.
                       (Formerly Inform Media Group, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)


                                   FORM 10-QSB

                                 MARCH 31, 2003







                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements (Unaudited):

            Balance Sheet as of March 31, 2003                             1

            Statements of Operations
            for the Three Months Ended March 31, 2003 & 2002
            and cumulative from inception to March 31, 2003                2

            Statements of Stockholders' Deficit
            from April 12, 1989 (inception) to March 31, 2003           3 to 5

            Statements of Cash Flows
            for the Three Months Ended March 31, 2003, and
            2002 and cumulative from inception to March 31, 2003           6

            Notes to Financial Statements
            for Three Months Ended March 31, 2003                       7 to 9

ITEM 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        10 to 11

PART II - OTHER INFORMATION

ITEM 3.     Changes in Securities                                         12

ITEM 4.     Controls and Procedures                                       12

ITEM 6.     Exhibits and Reports - None                                   12

ITEM 7.     Signatures                                                 13 to 14

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT (UNAUDITED)



                             ACQUISITION MEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            BALANCE SHEET (UNAUDITED)

                                     ASSETS
                                                                  March 31,
                                                                     2003
                                                             -------------------

CURRENT ASSETS:
  Cash and cash equivalents
                                                             $              286
 Prepaid expenses                                                        34,125
                                                             -------------------
  Total current assets                                       $           34,411
                                                             ===================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                       $          552,645
 Convertible notes payable                                              355,000
                                                             -------------------
  Total current liabilities                                             907,645
                                                             -------------------


STOCKHOLDERS' DEFICIT:
 Common stock, $.001 par value; 75,000,000 shares
  authorized, 4,014,674 shares issued
  and outstanding                                                         4,015
 Additional paid-in capital                                             773,072
 Deficit accumulated during the development stage                    (1,650,321)
                                                             -------------------
  Total stockholders' deficit                                          (873,234)
                                                             -------------------

                                                             $           34,411
                                                             ===================


   The accompanying notes are an integral part of these financial statements.

                             ACQUISITION MEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                     Cumulative from
                                                             For the Three Months Ended                 Inception
                                                                            March 31,                (April 12, 1989)
                                                       ------------------------------------------       to March 31,
                                                               2003                  2002                  2003
                                                       -------------------    -------------------  -------------------
REVENUE                                                $                -     $                -   $                -
                                                       -------------------    -------------------  -------------------

EXPENSES:
       Bad debt                                                         -                      -              340,000
       General and administrative                                  51,592                 81,338              888,271
                                                       -------------------    -------------------  -------------------
                                                                   51,592                 81,338            1,228,271
                                                       -------------------    -------------------  -------------------
LOSS FROM OPERATIONS                                              (51,592)               (81,338)          (1,228,271)

       Interest expense                                            (7,100)                (7,000)            (422,050)
                                                       -------------------    -------------------  -------------------
LOSS FROM OPERATIONS BEFORE PROVISION
  FOR INCOME TAXES                                                (58,692)               (88,338)          (1,650,321)

Provision for income taxes
                                                                        -                      -                    -
                                                       -------------------    -------------------  -------------------
Net loss                                               $          (58,692)    $          (88,338)  $       (1,650,321)

                                                       ===================    ===================  ===================
Net loss per common share -
  basic and diluted                                    $            (0.01)    $            (0.02)
                                                       ===================    ===================  ===================
Weighted average shares outstanding                             4,014,674              5,014,674
                                                       ===================    ===================

   The accompanying notes are an integral part of these financial statements.

                             ACQUISITION MEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                                    Deficit
                                                                                                  accumulated
                                                         Common stock              Additional      during the       Total
                                                 ------------------------------      paid-in      development    stockholders'
                                                      Shares         Amount          capital         stage         deficit
                                                 -------------- ---------------  -------------- --------------- --------------
Balance - April 12, 1989                                10,028  $           10   $      23,213  $            -  $      23,223

 Shares issued for patent rights,
   March 1990, $0.01 per share                          60,578              61             939               -          1,000
 Shares issued for cash, April 1990,
   $0.86 per share                                      10,272              10          26,490               -         26,500
 Shares issued for cash, December 1990,
   $0.00 per share                                          55               -           5,000               -          5,000
 Shares issued for services, December 1991,
   $29.94 per share                                        555               1           1,499               -          1,500
 Shares issued for cash, December 1992,
   $0.05 per share                                     222,222             222          35,807               -         36,029
 Shares issued for services, December
   1995, $0.10 per share                                24,297              24           7,476               -          7,500
 Additional loss for the cumulative period
   April 12, 1989 through December 31, 1996                  -               -          82,488               -         82,488
 Net loss for the cumulative period
   April 12, 1989 through December 31, 1996                  -               -               -        (190,567)      (190,567)
                                                 -------------- ---------------  -------------- --------------- --------------
Balance - December 31, 1996                            328,007              28         182,912        (190,567)        (7,327)

  Net loss for the year                                      -               -               -          (2,363)        (2,363)
                                                 -------------- ---------------  -------------- --------------- --------------
Balance - December 31, 1997                            328,007             328         182,912        (192,930)        (9,690)

 Shares issued for cash, November 31, 1998,
   $0.00 per share                                   2,666,667           2,667          27,333               -         30,000

  Net loss for the year                                      -               -               -         (21,949)       (21,949)
                                                 -------------- ---------------  -------------- --------------- --------------
Balance - December 31, 1998                          2,994,674  $        2,995   $     210,245  $     (214,879) $      (1,639)

The accompanying notes are an integral part of these financial statements.

                             ACQUISITION MEDIA, INC.
                          (A DEVELOPMENT STATE COMPANY)

                 STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)

                                                                                                       Deficit
                                                                                                     accumulated
                                                         Common stock                 Additional      during the       Total
                                                    ------------------------------      Paid-in      development    stockholders'
                                                         Shares         Amount         capital         stage         deficit
                                                    -------------- ---------------  -------------- --------------- --------------

Balance - December 31, 1998                             2,994,674  $        2,995   $     210,245  $     (214,879) $      (1,639)

  Shares issued for services                              910,000             910       1,248,310               -      1,249,220
  Net loss for the year                                         -               -               -      (1,247,581)    (1,247,581)
                                                    -------------- ---------------  -------------- --------------- --------------
Balance - December 31, 1999                             3,904,674           3,905       1,458,555      (1,462,460)            (0)

  Prior period adjustment                                       -               -      (1,158,220)      1,158,220              -
                                                    -------------- ---------------  -------------- --------------- --------------
Balance - December 31, 1999, restated                   3,904,674           3,905         300,335        (304,240)            (0)

 Net loss for the year                                          -               -               -        (102,762)      (102,762)
                                                    -------------- ---------------  -------------- --------------- --------------
Balance - December 31, 2000                             3,904,674           3,905         300,335         (407,002)     (102,762)

 Prior period adjustments:
  Services                                                 55,000              55           5,445           (5,500)            -
  Warrants issued with convertible debt                         -               -         173,422         (173,422)            -
  Beneficial conversion feature                                 -               -         181,578         (181,578)
                                                    -------------- ---------------  -------------- --------------- --------------
Balance - December 31, 2000, restated                   3,959,674           3,960         660,780         (767,502)     (102,762)

  Warrants issued for services, March 2001                      -               -          98,713                -        98,713
 Shares issued as repayment of advances,
   June 2001                                               55,000              55           5,445                -         5,500
 Shares issued for purchase of assets,
   November 2001                                        1,000,000           1,000         549,000                -       550,000
   Net loss for the year                                        -               -               -         (599,307)     (599,307)
                                                    -------------- ---------------  -------------- --------------- --------------
Balance - December 31, 2001                             5,014,674  $        5,015   $   1,313,938  $    (1,366,809)$     (47,856)

   The accompanying notes are an integral part of these financial statements.

                             ACQUISITION MEDIA, INC.
                          (A DEVELOPMENT STATE COMPANY)

                 STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)

                                                                                                       Deficit
                                                                                                     accumulated
                                                            Common stock              Additional       during the        Total
                                                    -------------------------------    paid-in       development     stockholders
                                                     Shares          Amount            capital          stage          deficit
                                                    -------------- ---------------  -------------- --------------- --------------
Balance - December 31, 2001                             5,014,674  $        5,015   $   1,313,938  $   (1,366,809) $     (47,856)

 Shares cancelled related to termination of
  asset purchase agreement, June 2002                  (1,000,000)         (1,000)       (549,000)              -       (550,000)
 Net loss                                                       -               -               -        (224,820)      (224,820)
                                                    -------------- ---------------  -------------- --------------- --------------
Balance - December 31, 2002                             4,014,674           4,015         764,938      (1,591,629)      (822,676)

  Expense related to beneficial conversion
   feature due to repricing of warrants
  (unaudited)                                                   -               -           8,134               -           8,134
  Net loss (unaudited)                                          -               -               -         (58,692)        (58,692)
                                                    -------------- ---------------  -------------- --------------- --------------

Balance - March 31, 2003 (unaudited)                    4,014,674  $        4,015   $     773,072  $   (1,650,321) $     (873,234)
                                                    ============== ===============  ============== =============== ==============

   The accompanying notes are an integral part of these financial statements.

                             ACQUISITION MEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                     Cumulative from
                                                                For the three months ended              Inception
                                                                          March 31,                  (April 12, 1989
                                                              ----------------------------------      to March 31,
                                                                   2003                2002                2003
                                                              ---------------    ---------------     ----------------
Cash flows provided by (used for)
    operating activities:
         Net loss                                             $      (58,692)    $      (88,338)     $    (1,650,321)

Adjustments to reconcile net loss to
    net cash provided by (used for) operating
    activities:
       Interest expense related to beneficial
             conversion feature                                           --                 --              355,000
       Bad debt                                                           --                 --              340,000
       Amortization                                                       --                 --                1,183
       Common stock issued for services                                   --                 --              111,000
       Warrants issued for services                                       --                 --               98,713
       Cost of repricing warrants                                      8,134                 --                8,134

Changes in assets and liabilities:
       Other assets                                                  (34,125)                --              (23,096)
       Shareholder payable                                                --                 --               (3,003)
       Due to directors                                                   --                 --              160,213
       Accounts payable and
         accrued expenses                                             84,962             80,888              394,935
                                                              ---------------    ---------------     ----------------
       Net cash provided by (used for)
         operating activities                                            279             (7,450)            (207,242)
                                                              ---------------    ---------------     ----------------

Cash flows provided by investing activities -
       Cash acquired upon reorganization of the Company                   --                 --               23,540
                                                              ---------------    ---------------     ----------------

Cash flows provided by financing activities:
       Additional capital contributed                                     --                 --               82,488
       Payment of advance receivable                                      --                 --             (340,000)
       Proceeds from notes payable                                        --                 --              355,000
       Issuance of common stock for cash                                  --                 --               86,500
                                                              ---------------    ---------------     ----------------
                Net cash provided by financing activities                 --                 --              183,988
                                                              ---------------    ---------------     ----------------

Net increase (decrease) in cash                                           279             (7,450)                286
Cash and cash equivalents, beginning of period                              7              8,982                  --
                                                               --------------    ---------------     ----------------

Cash and cash equivalents, end of period                      $           286    $         1,532     $           286
                                                              ===============    ===============     ================

Supplemental disclosure of cash flow information:
       Interest paid                                          $            --    $            --     $            --
       Income tax paid                                        $            --    $            --     $            --

   The accompanying notes are an integral part of these financial statements.

                             ACQUISITION MEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                        THREE MONTHS ENDED MARCH 31, 2003


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         NATURE OF OPERATIONS:

         Acquisition Media, Inc. (the "Company"), was incorporated on January 26, 1986, as Vantage, Inc., under the laws of the State of Nevada. On April 12, 1989, the Company ceased operations and is currently considered a development stage enterprise, under the guidelines of Statement of Financial Accounting Standards ("SFAS") No. 7. During 1995, the Company changed its name from Vantage, Inc. to Cofitras Entertainment, Inc. then on October 27, 1999 changed its name to BingoGold.com. On November 26,1999, the Company then changed its name from BingoGold.com to Gameweaver.com, Inc. On November 26, 2001, the Company acquired the assets of Inform Online, Inc. ("Inform") and changed its name to Inform Media Group, Inc. On August 12, 2002, the Company changed its name to Acquisition Media, Inc.

         LINE OF BUSINESS:

         On November 26, 2001, the Company acquired hardware, software, and intellectual properties of a private proprietary network that links display digital systems to deliver advertisements in real time throughout the world. The agreement was terminated June 24, 2002.

         On March 25, 2002, the Company acquired a 75% interest in a Sino-foreign joint venture advertising agency, which has been granted an advertising license to carry out a full service advertising business throughout China. The agreement was terminated August 8, 2002.

         As of March 31, 2003, the Company is actively looking to acquire an operating company.

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

                             ACQUISITION MEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

                        THREE MONTHS ENDED MARCH 31, 2003

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

         INTERIM PERIOD:

         These financial have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the full year ended December 31, 2003.

         The unaudited interim condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto, for the past fiscal year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB.

         EARNINGS PER SHARE:

         The computation of basic earnings per share ("basic EPS") is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share ("dilutive EPS") gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of March 31, 2003 and 2002, the Company had approximately 1,000,000 potentially dilutive securities excluded from the computation, as they are anti-dilutive.

                             ACQUISITION MEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

                      FOR THREE MONTHS ENDED MARCH 31, 2003


(2)      WARRANTS:

         On March 25, 2001, the Company issued 1,000,000 warrants to purchase 1,000,000 shares of the Company's common stock at $0.20 per share to six parties. On January 6, 2003, the Company reduced the exercise price to $0.05 per share and recorded additional expense of $8,134.


(3)      SHARES TO BE ISSUED FOR DEBT:

         On January 6, 2003, the Company approved the issuance of 7,744,460 shares of common stock in settlement of accounts payable totaling $437,223. No shares have been issued as of the date of this report.

         The holders of the convertible notes payable have agreed to accept shares of common stock in lieu of payment of the principal and interest outstanding, which totals $418,500 at March 31, 2003. Conversion will take place at $0.05 per share resulting in 8,370,000 shares being issued. No shares have been issued as of the date of this report.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

THIS FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY", "SHALL", "COULD", "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES. AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT. TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. WE CANNOT GUARANTY THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION ARE ACCURATE, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts receivables, accruals for other costs, and the classification of net operating loss and tax credit carry forwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended March 31, 2003.

General

Acquisition Media, Inc., formerly known as Inform Media Group, Inc. (the "Company"), was incorporated on January 26, 1986 as Vantage, Inc., a Nevada corporation.

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

As of August 8, 2002, Pacific E-Link Corporation had not provided the Company with two years of audited financial statements for Tele Pacific Communications (Samoa) Inc. or Chengdu Publicis International Advertising Co. Ltd., nor had it delivered all of the issued and outstanding shares of Tele Pacific Communications (Samoa) Inc.

On August 8, 2002 the Company decided to rescind the March 25, 2002 agreement with Pacific E-Link Corporation for non-performance on their part, and has cancelled the 2,500,000 restricted common shares.

On May 7, 2002 the Company announced that it had entered into an agreement to acquire all of the issued and outstanding shares of J&M Insurance Replacement Centre Ltd. ("IRC") in exchange for the issuance of 4,654,000 restricted common shares to the shareholders of IRC. Upon the completion of due diligence, the Company decided not to proceed with this acquisition.

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

Results of Operations

The Company's net loss for the three months ended March 31, 2003 was $58,692 compared to a net loss of $88,338 for the comparable period in the prior year. Our net loss from inception to March 31, 2003 was $1,650,321.

The Company has not realized any revenues from operations, and does not expect to until such time as an acquisition is completed.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain cash reserve requirements and otherwise operate on an ongoing basis.

The Company does not have any traditional financing arrangements. The Company will continue to obtain additional capital through the private sale of the Company's common stock or from borrowings from private lenders or financial institutions.

On January 6, 2003, the Company approved the issuance of 7,744,460 restricted shares of its common stock in settlement of debt totaling $437,223. The holders of the convertible notes payable have agreed to convert their principal of $355,000 and accrued interest of $63,500 into shares of the Company's common stock at a conversion price of $0.05 per share. This would result in the elimination of the convertible notes payable and related accrued interest and the issuance of 8,370,000 common shares to the note holders.

The share transactions relating to the debt settlement and convertible notes payable settlement would result in liabilities being reduced by $792,223.

ITEM 3.           CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within the ninety days prior to the date of this report, the Company's Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operations of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in the Company's periodic SEC filings.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART II
                                OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES

The Company has approved the issuance of 7,744,460 restricted common shares in settlement of debt totaling $437,223. At the date of this report, these shares had not been issued.

Convertible note holders have agreed to convert their notes and related accrued interest to common stock of the Company. Debt totaling $418,500 relating to the convertible notes payable will be settled by issuing 8,370,000 common shares to the note holders. At the date of this report, the shares to the note holders had not been issued.

ITEM 6.           EXHIBITS AND REPORTS

                  (a)      Exhibit
                           No exhibits are filed with this report.

                  (b)      Reports on Form 8-K
                           During the three months ended March 31, 2003, the Company did not file any reports on Form 8-K

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly
authorized on               , 2003.

Acquisition Media, Inc.


By:      /s/ Richard Wilk
        ------------------------------------
        Richard Wilk, President and Director


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Richard Wilk
-------------------------------------------            ----------------------
Richard Wilk, President & Director                     Date:

/s/ Miju Stinson
-------------------------------------------            ----------------------
Miju Stinson, Secretary & Director                     Date:

                                 Certifications
                                 --------------

     I, Richard Wilk, Chief Executive Officer and Principal Financial Officer of Acquisition Media, Inc., certify that:

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

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:
    ---------------               -----------------------------------------
                                  Richard Wilk, Chief Executive Officer and
                                  Chief Financial Officer