Form 10QSB
period 2003-06-30
INFORM MEDIA GROUP INC
filed 2003-08-14
CIK 789667

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                    [X] Quarterly Report Pursuant to Section
                     13 or 15(d) of the Securities Exchange
                                   Act of 1934
                  For the quarterly period ended June 30, 2003
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

               For the transaction period from _______ to _______.

                          Commission file No. 033-90355


                             ACQUISITION MEDIA, INC.
                             -----------------------

            Nevada                                      87-0542172
-----------------------------------       --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation)

                               #388-145 Tyee Drive
                      Point Roberts, Washington, USA 98281
                      ------------------------------------
                    (address of principal executive offices)

                                 (702) 307-8778
                      -------------------------------------
              (Registrant's telephone number, including area code)

                            Inform Media Group, Inc.
                      --------------------------------------
 Former name, former address and former fiscal year if changed from last report


          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  YES [X] NO [ ]


As of July 10, 2003, the Company had 4,989,674 outstanding shares of common stock.

                             ACQUISITION MEDIA, INC.
                       (Formerly Inform Media Group, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)


                                   FORM 10-QSB

                                  JUNE 30, 2003




                                TABLE OF CONTENTS

                                                                            Page

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited):

         Balance Sheet as of June 30, 2003

         Interim Statements of Operations for the Six Months Ended June 30, 2003 & 2002 and cumulative from inception to June 30, 2003

         Interim Statements of Cash Flows for the Six Months Ended June 30, 2003, and 2002 and cumulative from inception to June 30, 2003

         Notes to Financial Statements
         for Six Months Ended June 30, 2003

ITEM 2.  Management's Discussion and Analysis and Plan of Operation

ITEM 3.  Controls and Procedures


PART II -  OTHER INFORMATION

ITEM 2.  Changes in Securities

ITEM 6.  Exhibits and Reports - None

ITEM 7.  Signatures

                             ACQUISITION MEDIA, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                                           June 30, 2003       Dec. 31, 2002
                                                                         --------------------------------------
                                                                                 $                   $
                                                                                      (UNAUDITED)
                                     ASSETS
CURRENT ASSETS
      Cash                                                                             286                   7
                                                                         ------------------  ------------------
                                                                                       286                   7
                                                                         ==================  ==================

            LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
      Accounts payable and accrued liabilities                                     528,502             467,683
      Convertible notes payable (Note 3)                                           355,000             355,000
                                                                         ------------------  ------------------
                                                                                   883,502             822,683
                                                                         ------------------  ------------------

                    STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

COMMON STOCK, $0.001 par value; 75,000,000
            shares authorized, 4,989,674 shares issued
            and outstanding (2002 - 4,014,674) (Note 5)                              4,990               4,015
ADDITIONAL PAID-IN CAPITAL                                                         835,472             764,938
DEFICIT ACCUMULATED DURING THE
      DEVELOPMENT STAGE                                                         (1,723,678)         (1,591,629)
                                                                         ------------------  ------------------
                                                                                  (883,216)           (822,676)
                                                                         ------------------  ------------------

                                                                                       286                   7
                                                                         ==================  ==================





The accompany notes are an integral part of these interim financial statements.

                             ACQUISITION MEDIA, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           For the Three                  For the Six      Cumulative
                                                            Months Ended                  Months Ended   From Inception
                                                               June 30                       June 30     (April 12, 1989) to
                                             -------------- -------------- -------------- -------------- -----------------
                                                 2003           2002           2003           2002        June 30, 2003
                                             -------------- -------------- -------------- -------------- -----------------
                                                   $              $              $              $               $
REVENUE                                                  -              -              -              -                 -
                                             -------------- -------------- -------------- -------------- -----------------

OPERATING EXPENSES
   Bad debt                                              -              -              -              -           340,000
   General and administrative expenses              66,257         56,406        117,849        137,744           954,528
                                             -------------- -------------- -------------- --------------------------------
                                                    66,257         56,406        117,849        137,744         1,294,528
OTHER EXPENSE
   Interest expense                                  7,100          7,000         14,200         14,000           429,150
                                             -------------- -------------- -------------- -------------- -----------------

NET LOSS                                            73,357         63,406        132,049        151,744         1,723,678
                                             ============== ============== ============== ============== =================

BASIC NET LOSS PER SHARE                             (0.02)         (0.02)         (0.03)         (0.04)
                                             ============== ============== ============== ==============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                            4,496,817      4,014,674      4,257,077      4,014,674
                                             ============== ============== ============== ==============




The accompany notes are an integral part of these interim financial statements.

                             ACQUISITION MEDIA, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          For the Six      Cumulative
                                                                         Months Ended    From Inception
                                                                            June 30      (April 12, 1989) to
                                                           ------------- --------------- ------------------
                                                               2003           2002        June 30, 2003
                                                           ------------- --------------- ------------------
                                                                $               $                $
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                     (132,049)       (151,744)        (1,723,678)
   Adjustments to reconcile net loss to net
     cash provided by (used for) operating
     activities:
        Interest expense related to beneficial
          conversion feature                                          -               -            355,000
        Bad debt                                                      -               -            340,000
        Amorization                                                   -               -              1,183
        Common stock issued for services                         63,375               -            174,375
        Cost of repricing warrants                                8,134               -              8,134
        Warrants issued for services                                  -               -             98,713

CHANGES IN ASSETS AND LIABILITIES
   Other assets                                                       -               -             11,029
   Accounts payable and accrued liabilities                      60,819         142,953            528,002
                                                           ------------- --------------- ------------------

NET CASH PROVIDED BY (USED FOR)
   OPERATING ACTIVITIES                                             279          (8,791)          (207,242)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES
   Cash acquired upon re-organization of the
     Company                                                          -               -             23,540
                                                           ------------- --------------- ------------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
   Additional capital contributed                                     -               -             82,488
   Payment of advance receivable                                      -               -           (340,000)
   Proceeds from notes payable                                        -               -            355,000
   Issuance of common stock for cash                                  -               -             86,500
                                                           ------------- --------------- ------------------
     Net cash provided by financing activities                        -               -            183,988
                                                           ------------- --------------- ------------------

NET INCREASE (DECREASE) IN CASH                                     279          (8,791)               286

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                       7           8,982                  -
                                                           ------------- --------------- ------------------

CASH AND CASH EQUIVALENTS - ENDING OF PERIOD                        286             191                286
                                                           ============= =============== ==================



The accompany notes are an integral part of these interim financial statements.

                             ACQUISITION MEDIA, INC.
                       (Formerly Inform Media Group, Inc.)
               ANALYSIS OF S8 STOCK ISSUANCE AND RELATED EXPENSES
                                  MAY 16, 2003



TOTAL SHARES ISSUED AND DEEMED CONSIDERATION:
      975,000 shares were issued at a deemed value of $0.065 per share or a total consideration of $63,375.

SHARE ALLOCATION:                                   No. of            Deemed
                                                    Shares         Consideration
                                                       #                 $
                                                --------------   ---------------
      BRUCE BRAGAGNOLO (Legal fees)                   150,000             9,750
      RANDALL LANHAM (Legal fees)                     115,000             7,475

      RENE PALSENBARG (Consulting fees)               150,000             9,750
      BRYAN M. DEAR (Consulting fees)                 285,000            18,525
      D. BRUCE HORTON (Consulting fees)               275,000            17,875
                                                --------------   ---------------
                                                      975,000            63,375
                                                ==============   ===============

  (1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         NATURE OF OPERATIONS:

         Acquisition Media, Inc. (the "Company"), was incorporated on January 26, 1986, as Vantage, Inc., under the laws of the State of Nevada. Since April 12, 1989, the Company has been a development stage enterprise, under the guidelines of Statement of Financial Accounting Standards ("SFAS") No. 7. During 1995, the Company changed its name from Vantage, Inc. to Cofitras Entertainment, Inc. then on October 27, 1999 changed its name to BingoGold.com. On November 26,1999, the Company then changed its name from BingoGold.com to Gameweaver.com, Inc. On November 26, 2001, the Company acquired the assets of Inform Online, Inc. ("Inform") and changed its name to Inform Media Group, Inc. On August 12, 2002, the Company changed its name to Acquisition Media, Inc.

         On June 25, 2003, the Company signed a letter of intent to acquire all the issued and outstanding shares of ActionView Advertising Systems, Inc. ("ActionView") and an associated company in exchange for 8,750,000 restricted common shares. ActionView is a marketer and franchiser of sophisticated backlit scrolling poster billboard signs to local and international venues (refer to Note 2).

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


         BASIS OF PRESENTATION:

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As at June 30, 2003 the Company has a working capital deficit of $883,216 and has incurred significant losses since inception. The Company does not have sufficient cash nor does it have an established source of revenue to cover its ongoing operating costs to allow it to continue as a going concern. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

         In connection with the proposed acquisition of ActionView, management is currently seeking additional financing through the private sale of stock and from borrowings from private lenders to cover its operating expenses. Certain creditors have agreed to settle their outstanding debts for shares of common stock. (Refer to Note 5)

         UNAUDITED INTERIM FINANCIAL STATEMENTS:

         These financial have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the full year ended December 31, 2003.

         The unaudited interim condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto, for the past fiscal year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB.

         EARNINGS PER SHARE:

         The computation of basic earnings per share ("basic EPS") is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share ("dilutive EPS") gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of June 30, 2003 and 2002, the effects of the warrants and convertible notes payable have been excluded from the computation, as they are anti-dilutive.

(2)      ACQUISITION OF ACTIONVIEW:

         Effective June 25, 2003, the Company signed a letter of intent to acquire 100% of the issued and outstanding shares of common stock of both ActionView and a company associated with ActionView in exchange for 8,750,000 restricted shares of the Company's common stock. Assuming the issuance of shares on conversion of the convertible notes payable and on completion of the settlement of accounts payable as described below, the completion of this acquisition will result in a business combination which will be accounted for using the purchase method. This acquisition is subject to the completion of due diligence and the approval of the board of directors of each of the Company and ActionView.

(3)      CONVERTIBLE NOTES PAYABLE:

         On November 5, 2000, the Company issued convertible notes payable totaling $355,000. The convertible notes payable have a term of three years commencing November 5, 2000 and bear interest at 8%. At June 31, 2003, the Company has accrued interest totaling $70,600 relating to these notes.

         Under the original convertibility terms of the notes payable, the Principal, plus the accrued interest can be converted, at the option of the holder, either in whole or in part, into units of the Company at a conversion price of $0.20 per Unit. Each Unit is comprised of one fully paid non-assessable common share of the Company and one share Purchase Warrant entitling the holder to purchase an additional common share a purchase price of $0.25 per common share at any time prior to the second anniversary of the date of the conversion of the note principal and accrued interest.

         During the period, the conversion price was reduced to $0.05 and the exercise price of the warrants reduced to $0.10.

         The holders of the convertible notes payable have agreed to accept shares of common stock in lieu of payment of the principal and 8% interest outstanding. As at June 30, 2003, the principal amount was $355,000 and the interest accrued to June 30, 2003 was $70,600. Conversion will take place at $0.05 per share resulting in 8,512,000 shares being issued. No shares have been issued as of the date of this report.

(4)      WARRANTS:

         On March 25, 2001, the Company issued 1,000,000 warrants to purchase 1,000,000 shares of the Company's common stock at $0.20 per share to six parties. On January 6, 2003, the Company reduced the exercise price to $0.05 per share and recorded additional expense of $8,134.

(5)      COMMON STOCK :

         Effective May 16, 2003, the Company issued 975,000 shares of common stock in payment of a total of $63,375 in consulting and professional fees of which $29,250 was expensed during the first quarter of 2003 and $34,125 was expensed during the second quarter of 2003.

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

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts receivables, accruals for other costs, and the classification of net operating loss and tax credit carry forwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended June 30, 2003.

General

Acquisition Media, Inc., formerly known as Inform Media Group, Inc. (the "Company"), was incorporated on January 26, 1986 as Vantage, Inc., a Nevada corporation.

On November 26, 2001, the Company acquired substantially all of the assets of Inform Online, Inc., a developer of a system that provides advertisements to digital display systems, for 1,000,000 restricted shares of the Company's common stock. Inform Online, Inc. was unable by June 30, 2002, to reach an agreement with a major vendor to supply online advertising, and therefore the November 26, 2001 agreement to acquire all their assets was rescinded effective June 24, 2002. The Company has returned all the assets of Inform Online, Inc. (hardware and equipment, $70,000; computer software, $230,000; and intellectual properties, $250,000) and has cancelled the 1,000,000 restricted shares of common stock (previously issued to Inform Online, Inc.).

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

On June 25, 2003, the Company announced that it had entered into letter of understanding to acquire all the issued and outstanding shares of ActionView Advertising Systems, Inc. and an associated company in exchange for the issuance of 8,750,000 restricted common shares to the shareholders of ActionView Advertising Systems, Inc..

The management of Acquisition Media, Inc. is presently completing due diligence on ActionView.

Results of Operations

The Company's net loss for the six months ended June 30, 2003 was $132,049 compared to a net loss of $151,744 for the comparable period in the prior year. Our net loss from inception to March 31, 2003 was $1,723,678.

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

On January 6, 2003, the Company approved the issuance of 7,744,460 restricted shares of its common stock in settlement of debt totaling $437,223. The holders of the convertible notes payable have agreed to convert their principal of $355,000 and accrued interest of $70,600 into shares of the Company's common stock at a conversion price of $0.05 per share. This would result in the elimination of the convertible notes payable and related accrued interest and the issuance of 8,512,000 common shares to the note holders.

Effective May 16, 2003, the Company issued 975,000 shares of common stock in payment of a total of $63,375 in consulting and professional fees of which $29,250 was expensed during the first quarter of 2003 and $34,125 was expensed during the second quarter of 2003.

The share transactions relating to the debt settlement and convertible notes payable settlement would result in liabilities being reduced by $862,823.

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

Convertible note holders have agreed to convert their notes and related accrued interest to common stock of the Company. Debt totaling $425,600 relating to the convertible notes payable will be settled by issuing 8,512,000 common shares to the note holders. At the date of this report, the shares to the note holders had not been issued.

Effective May 16, 2003, the Company issued 975,000 shares of common stock in payment of a total of $63,375 in consulting and professional fees.

ITEM 6.     EXHIBITS AND REPORTS

(a)      Exhibit
                      No exhibits are filed with this report.

(b) Reports on Form 8-K
                      During the six months ended June 30, 2003, the Company did not file any reports on Form 8-K

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on ________________, 2003.

Acquisition Media, Inc.


By:
    -------------------------------------------------------------------
         Richard Wilk, President and Principal Financial Officer


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




-------------------------------------------              ----------------------
Richard Wilk                                             Date:
President & Principal Financial Officer



-------------------------------------------              ----------------------
Miju Stinson, Secretary & Director                       Date:

                                 CERTIFICATIONS
                                 --------------

         I, Richard Wilk, President and Director of Acquisition Media, Inc., certify that:

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




Date:
     -------------------             -----------------------------------------
                                     Richard Wilk
                                     President and Principal Financial Officer

                                  CERTIFICATION
                                  -------------


         In connection with the Quarterly Report of Acquisition Media, Inc. (the "Company") on Form 10-Q for the six months ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard Wilk, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

A signed original of this written statement required by Section 906 has been provided to Acquisition Media, Inc., and will be retained by Acquisition Media, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.







Date:
     ----------------------           -------------------------------------
                                      Richard Wilk
                                      President and Principal Financial Officer