Form 10QSB
period 2003-09-30
ACTIONVIEW INTERNATIONAL INC
filed 2003-11-19
CIK 789667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________ TO __________

COMMISSION FILE NUMBER: 033-90355

ACTIONVIEW INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	87-0542172
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#388 – 145 Tyee Drive
Point Roberts, Washington, USA 98281
(address of principal executive offices)

(866) 878-0200
(Registrant’s telephone number)

Acquisition Media, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Shares of Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

As of September 30, 2003, the Registrant had 2,393,434 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐   No ☒

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACTION VIEW INTERNATIONAL, INC.
(Formerly Acquisition Media, Inc.)
(A Development Stage Company)
INTERIM FINANCIAL STATEMENTS
for the period ended September 30, 2003
(Unaudited)

ACTION VIEW INTERNATIONAL, INC.
(Formerly Acquisition Media, Inc.)
(A Development Stage Company)
BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2003	2002
	(unaudited)

	$	$
ASSETS
CURRENT ASSETS
Cash in bank	59,161	7
Accounts receivable	137,026	-
Inventory	60,479	-
Prepaid expenses and other	34,675	-

	291,341	7
FIXED ASSETS, net of depreciation	61,974	-
INTELLECTUAL PROPERTY RIGHTS (Note 3)	2,226,803
GOODWILL (Note 4)	413,031	-

	2,993,149	7

LIABILITIES
CURRENT LIABILITIES
Bank indebtedness (Note 5)	59,102	-
Accounts payable and accrued liabilities	573,328	467,683
Deferred revenue	3,179	-
Notes payable (Note 7)	20,000	-
Convertible notes payable (Note 7)	245,500	355,000
Current portion of long-term debt	29,389	-

	930,498	822,683
LONG-TERM DEBT (Note 6)	52,287	-
DUE TO RELATED PARTIES (Note 9)	4,398	-

	987,183	822,683

STOCKHOLDERS' EQUITY (DEFICIENCY)
COMMON STOCK (Note 8)
$0.001 par value; 75,000,000 shares authorized
11,970,759 issued and outstanding (2002 - 4,014,674)	11,971	4,015
ADDITIONAL PAID IN CAPITAL	1,259,376	764,938
EXCHANGEABLE SHARES	2,526,803	-
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	1,594	-
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE	(1,793,778)	(1,591,629)

	2,005,966	(822,676)

	2,993,149	7
GOING CONCERN (Note 2)

The accompanying notes are an integral part of these financial statements.

ACTION VIEW INTERNATIONAL, INC.
(Formerly Acquisition Media, Inc.)
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Three		For the Nine		Cumulative
	Months Ended		Months Ended		From Inception
	Sept. 30		Sept. 30		(April 2, 1989) to
	2003	2002	2003	2002	Sept. 30, 2003
	$	$	$	$	$

REVENUE	42,492	-	42,492	-	42,492
COST OF GOODS SOLD	23,371	-	23,371	-	23,371

	19,121	-	19,121	-	19,121
OPERATING EXPENSES
Bad debt expense	-	-	-	-	340,000
Depreciation	2,086	-	2,086	-	2,086
General and administrative expenses	83,785	42,840	201,634	180,584	1,038,313
	85,871	42,840	203,720	180,584	1,380,399

OTHER EXPENSE
Interest expense	3,350	7,000	17,550	21,000	432,500

LOSS FROM OPERATIONS	(70,100)	(49,840)	(202,149)	(201,584)	(1,793,778)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	(70,100)	(49,840)	(202,149)	(201,584)	(1,793,778)

BASIC NET LOSS PER SHARE	(0.01)	(0.01)	(0.04)	(0.05)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	7,485,356	4,014,674	5,344,993	4,014,674

The accompany notes are an integral part of these interim financial statements.

ACTION VIEW INTERNATIONAL, INC.
(Formerly Acquisition Media, Inc.)
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
(UNAUDITED)

			From Inception
	For the nine months ended		(April 2, 1989) to
	September 30,		September 30,
	2003	2002	2003
	$	$	$

CASH FLOW FROM (USED IN ) OPERATING ACTIVITIES
Net income (loss) for the period	(202,149)	(201,584)	(1,793,778)
Adjustments to reconcile to net cash from operating activities:
depreciation	2,086	-	3,269
interest expense on beneficial conversion feature	-		355,000
bad debt	-		340,000
common stock issued for services	63,375		174,375
warrants issued for services	-		98,713
cost of repricing warrants	8,134		8,134
accounts receivable	(30,932)	-	(30,932)
inventory	(31,835)	-	(31,835)
prepaid expenses and other assets	(6,201)	-	4,828
accounts payable	133,966	192,628	601,149
deferred revenue	367	-	367

NET CASH USED IN OPERATING ACTIVITIES	(63,189)	(8,956)	(270,710)

CASH FLOW FROM (USED IN ) INVESTING ACTIVITIES
Purchase of fixed assets	(29,653)	-	(29,653)
Cash acquired on acquisition of ActionView	(53,439)	-	(53,439)
Cash acquired on reorganization of the Company	-	-	23,540

NET CASH USED IN INVESTING ACTIVITIES	(83,092)	-	(59,552)

CASH FLOW FROM (USED IN ) FINANCING ACTIVITIES
Additional capital contributed	-	-	82,488
Issuance of common stock for cash	-	-	86,500
Payment of advance receivable	-	-	(340,000)
Convertible notes payable proceeds	188,000	-	543,000
Long term debt advances, net of repayments	(452)	-	(452)
Bank indebtedness	19,434	-	19,434
Related party advances (repayments)	(3,141)	-	(3,141)

NET CASH FROM FINANCING ACTIVITIES	203,841	-	387,829

EFFECT OF EXCHANGE RATE CHANGES	1,594	-	1,594

	59,154	(8,956)	59,161

CASH, BEGINNING OF THE YEAR	7	8,982	-

CASH, END OF THE YEAR	59,161	26	59,161

The accompanying notes are an integral part of these financial statements.

(1)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements:

These consolidated financial statements include the accounts of the Company, a Nevada Corporation and its 100% interest in 6126421 Canada Ltd. (its wholly-owned Canadian subsidiary incorporated August 11, 2003) (“612 Canada“). 612 Canada also owns 100% of the issued and outstanding shares of Action View Advertising Systems, Inc. (“Action View”), a British Columbia corporation acquired effective September 9, 2003. (refer to Note 4).

Action View engages in the manufacturing, assembly and marketing of programmable scrolling backlit billboard poster signs used in retail advertising venues.

Nature of Operations:

Acquisition Media, Inc. (the "Company"), was incorporated on January 26, 1986, as Vantage, Inc., under the laws of the State of Nevada. Since April 12, 1989, the Company ceased operations and is currently considered a development stage enterprise, under the guidelines of Statement of Financial Accounting Standards (“SFAS”) No. 7. During 1995, the Company changed its name from Vantage, Inc. to Cofitras Entertainment, Inc. then on October 27, 1999 changed its name to BingoGold.com. On November 26,1999, the Company then changed its name from BingoGold.com to Gameweaver.com, Inc. On November 26, 2001, the Company acquired the assets of Inform Online, Inc. ("Inform") and changed its name to Inform Media Group, Inc. On August 12, 2002, the Company changed its name to Acquisition Media, Inc.

On August 20, 2003, the Company changed its name to ActionView International, Inc. to better reflect the business operations of Action View.

Interim Period:

These financial have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in the United States of America have been omitted. Operating results for the nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the full year ended December 31, 2003. The unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto, for the past fiscal year ended December 31, 2002 included in the Company’s Annual Report on Form 10-KSB and the Company's recent filing on Form 8-K/A.

Inventories

Inventories are valued at the lower of cost or net realizable values. Cost is determined on "the first-in, first-out basis."

Fixed assets

Fixed assets are recorded at cost. Depreciation is computed using the following methods and rates calculated to depreciate the cost of the assets less their residual values over their estimated useful lives.

    Signs: Straight-line basis over (5) years
    Leasehold Improvements: Straight-line basis over (3) years
    Furniture and fixtures: Straight-line basis over (4) years

Foreign currency

The financial statements are presented in United States dollars. Foreign denominated monetary assets and liabilities are translated to their United States equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Revenue Recognition

The Company's revenue is primarily derived from the sale of signs and related services, advertisement income and franchise fees. The Company records revenue when the amount is fixed or determinable, delivery has occurred or services have been performed, and collection is reasonably assured.

Revenue derived from the sale of signs and related services is recognized as goods are delivered or when services are performed. Amounts received in advance are recorded as deferred revenue.

Advertisement income is revenue derived from customers placing advertisements in the Company's signs set up at different business locations. Revenue is recognized over the period that the service is provided.

Franchise fees are the initial non-refundable fees derived from franchisees upon signing of the franchise agreement. The fees are for the purpose of arranging the franchise agreements providing initial training services and related materials to franchisees on the operation of the signs. Revenue is recognized when the initial services are performed.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Financial Instruments

The Company's financial instruments consist of cash, accounts receivable, inventory, prepaid expenses, accounts payable, notes payable, convertible notes payable, bank operating loan and long-term debt. Unless otherwise noted, it is the management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Unless otherwise noted, the fair value of these financial instruments approximates their carrying values.

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

Loss Per Share:

The computation of basic loss per share (“basic LPS”) is computed by dividing net loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share (“dilutive LPS”) gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted LPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of September 30, 2003, the Company had approximately 6,550,000 potentially dilutive securities. (September 30, 2002 1,000,000 potentially dilutive securities).

(2)

GOING CONCERN
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However the Company does not have sufficient cash nor does it have an established source of revenue to cover its ongoing operating costs and allow it to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Management is currently seeking additional financing through the private sale of stock and from borrowings from private lenders to cover its operating expenses and restructuring its convertible note payable into common stock.

(3)

INTELLECTUAL PROPERTY RIGHTS
By agreement effective September 9, 2003, the Company through 612 Canada acquired the Intellectual Property rights relating to a computer programmable scrolling, backlit billboard poster sign.

6126421 Canada Ltd. issued 7,422,675 Exchangeable Shares to the principals of Action View. The Exchangeable Shares can be exchanged into shares of Actionview International, Inc. on a one-for-one basis at the option of the exchangeable shareholder (refer to Note 4).

The exchangeable shares were issued at a fair value of US$0.30 per share with a total acquisition price of US$2,226,803.

In accordance with the provisions of SFAS 142 “Goodwill and other Intangible Assets” the Company no longer amortizes long lived intangible assets, but is required to test for recoverability of long-lived assets and when the carrying amount of an asset exceeds its fair value, is required to recognize an impairment loss.

As at September 30, 2003, management has determined that no impairment of its intellectual property rights has occurred.
(4)

ACQUISITION OF 100% OF ACTION VIEW ADVERTISING SYSTEMS, INC.

Pursuant to the Agreement dated August 18, 2003 as amended August 25, 2003 and September 9, 2003, between the Company, 612 Canada, Action View, the Action View shareholders and the two principals of Action View, 100% of the issued and outstanding common shares of Action View were acquired by 612 Canada in exchange for 1,000,000 exchangeable shares of 612 Canada. In addition, 612 Canada issued a further 7,422,675 exchangeable shares to the two principals of Action View in exchange for intellectual property rights held by the principals relating to the development of Action View’s products (refer to Note 3).

A holder of an exchangeable share may, at any time, require 612 Canada to repurchase the exchangeable share for an amount equal to the then current market value of the Company’s common stock. 612 Canada may, at its option, satisfy the resulting obligation to repurchase the exchangeable shares in cash or it may elect to have the obligation satisfied by the issuance of shares of common stock by the Company. The Company is required to issue to a trustee, a sufficient number of shares of common stock to satisfy this obligation. The holders of the exchangeable shares will be granted votes in the Company on a basis of one vote for every exchangeable share held.

The acquisition of Action View has been accounted for as a business combination using the purchase method of accounting whereby the fair value of the consideration paid has been allocated to the fair value of the underlying net assets acquired as follows:

Assets acquired at fair value:
Current assets	$163,473
Fixed assets	34,407
Goodwill	413,031

610,911
Liabilities acquired at fair value:
Current liabilities	98,038
Long term debt	53,437
Due to related parties	159,436

310,911

Purchase price – 1,000,000 exchangeable shares	$300,000

In accordance with the provisions of SFAS 142 “Goodwill and other Intangible Assets” the Company no longer amortizes goodwill, but is required to test for recoverability of long-lived assets and when the carrying amount of an asset exceeds its fair value, is required to recognize an impairment loss. As at September 30, 2003, management has determined that no impairment of goodwill has occurred. The consolidated results of operations of the Company for the period included the results of operations of Actionview from the date of acquisition to September 30, 2003.

(5)

BANK INDEBTEDNESS

Action View has arranged an operating line of credit to a maximum of Can$100,000 (US$73,900) payable on demand and bearing interest at the Royal Bank of Canada prime plus 1.55% per annum. The operating line of credit is secured by a general security agreement over the assets of Action View and is guaranteed by the two directors of Action View who became directors of the Company effective September 9, 2003.

(6)
		$
	(i) Term loan with the Royal Bank, bearing interest at Royal Bank prime plus 2.25% per annum with monthly principal payments of Can$1,715 (US$1,273) plus interest.	20,211

	(ii) Business Development Corporation (""BDC"") loan, bearing interest at BDC prime plus 2% per annum with monthly payments of interest only, the principal being repayable on November 23, 2007 and monthly principal payments of Can$800 (US$594) commencing October 2002.	29,550

	(ii) BDC loan, bearing interest at BDC prime plus 2% per annum with monthly principal payments of Can$800 (US$594) plus interest and due March 23, 2008.	31,915

		81,676
	Less: current portion of loans	(29,389)

		$
		52,287

(7)

CONVERTIBLE NOTES PAYABLE

On November 5, 2000, the Company issued convertible notes payable totaling $335,000. These convertible notes payable have a term of three years commencing November 5, 2000 and bear interest at 8%.

Under the original convertibility terms of the notes payable, the principal, plus the accrued interest can be converted, at the option of the holder, either whole or in part, into units of the Company at a conversion price of $0.30 per Unit. Each Unit is comprised of one fully paid non-assessable common share of the Company and one share Purchase Warrant entitling the holder to purchase an additional common share at a purchase an additional common share at a purchase price of $0.25 per common share at any time prior to the second anniversary of the date of the conversion of the note principal and accrued interest.

During the current year, the conversion price of the Unit was reduced to $0.05 and the exercise price of warrant was reduced to $0.10.

The holders of the 8% convertible notes, dated November 5, 2000, totaling $335,000 have exercised their conversion right and during the three months ended September 30, 2003, the Company issued 5,550,000 common shares in settlement of convertible notes payable with a principal amount of $277,500 and 1,103,760 common shares in settlement of accrued interest relating to these convertible notes payable totaling $55,188.

In the quarter ended December 31, 2003, the Company will issue an additional 1,150,000 common shares to settle convertible notes payable of $57,500 and 228,700 common shares to settle the accrued interest relating to these convertible notes payable in the amount of $11,435.

On July 25, 2003, the Company issued convertible notes payable totaling $88,000. These convertible notes payable have a term of three years commencing July 25, 2003.

Under the convertibility terms of the notes payable, the principal plus the accrued interest, can be converted, at the option of the holder, either whole or in part, into Units of the Company at a conversion price of $0.25 per Unit. Each Unit consists of one fully paid non-assessable common share of the Company and one Share Purchase Warrant entitling the holder to purchase an additional common share at a purchase price of $0.25 per common share at any time prior to the second anniversary of the date of the conversion of the note principal and accrued interest.

On September 2, 2003, the Company issued a convertible note payable in the amount of $100,000. The convertible note payable has a term of three years commencing September 2, 2003.

Under the convertibility terms of the note payable, the principal plus the accrued interest, can be converted, at the option of the holder, into Units of the Company at a conversion price of $0.40 per Unit. Each Unit consists of one fully paid non-assessable common share of the Company and one Share Purchase Warrant entitling the holder to purchase an additional common share at a purchase price of $0.45 per common share at any time prior to the second anniversary of the date of the conversion of the note principal and accrued interest.

During the third quarter of 2003, the conversion option expired on $20,000 of convertible notes payable. During the third quarter this amount was reclassified to notes payable, is payable on demand and bears interest at a rate of 8%.

(8)

COMMON STOCK
 Effective May 16, 2003, the Company issued 975,000 shares of common stock in payment of a total of $63,375 in consulting and professional fees of which $29,250 was expensed during the first quarter of 2003 and $34,125 was expensed during the second quarter of 2003.

On January 6, 2003, the Company approved the issuance of 7,744,460 shares of common stock in settlement of accounts payable totaling $437,223. In connection with the Action View acquisition as described in Note 4, the Company and the creditors agreed to have these settlement agreements rescinded and no shares were ever issued in connection with these settlement agreements.

During the third quarter of 2003, the Company issued a total of 6,653,760 shares of common stock on conversion of certain convertible notes payable and accrued interest (refer to Note 7).

Concurrent with the acquisition of Action View as described in Note 4, the Company issued 327,325 shares of common stock on settlement of a total of $98,198 owing to the two directors of Action View.

As described in Notes 3 and 4, during the period, 612 Canada issued a total of 8,422,675 exchangeable shares with a total fair value of $2,526,803 which have been recorded as a separate component of consolidated stockholders’ equity.

STOCK OPTION PLAN
Effective September 18, 2003 the Company adopted a Non-Qualified Stock Option Plan ("the Plan") which authorizes the issuance of up to 1,750,000 shares of common on exercise of options granted pursuant to the Plan. In addition, the Company adopted a Stock Bonus Plan which authorizes the issuance of up to 1,000,000 shares of common stock.

Pursuant to the Plan, the Company granted options to purchase 1,475,000 shares of common stock to the Company's officers, directors, employees and to the consultants of the Company. The options are exercisable at a price of $0.50 per share for the period from October 1, 2003 to September 30, 2005.

Of these options, 800,000 were granted to employees, officers and directors at less than the market value of the Company's common stock with a total intrinsic value, being the excess of the quoted market price of the common stock over the exercise price at the date the options are granted, of $120,000. In accordance with the provisions of APB No. 25, this compensation will be recognized upon exercisability of the options being October 1, 2003. In addition, upon exercisability of the options, the Company will provide pro-forma disclosures as required by SFAS No. 123 and SFAS No. 148 showing the results of applying the fair market value method using the Black-Scholes option pricing model assuming a dividend yield of 0%, a risk-free interest rate of 3%, an expected option life of 2 years and an expected volatility of 145%. Applying the fair market value method will result in additional pro-forma compensation of $266,500 being recorded.

Of the total number of options granted, 675,000 were granted to consultants of the Company which will be recorded at a fair value of $326,100 upon exercisability of the options being October 1, 2003. The fair value was determined using the Black-Scholes option pricing model assuming a dividend yield of 0%, a risk-free interest rate of 3%, an expected option life of 2 years and an expected volatility of 145%.

(9)

WARRANTS
On November 5, 2000, the Company issued 8% convertible notes payable in the amount of $335,000. These notes payable were convertible into Units of the Company at a conversion price of $0.05 per Unit. Each Unit is comprised of one fully-paid non-assessable common share of the Company and one Share Purchase Warrant entitling the holder to purchase an additional common share at a purchase price of $0.10 per common share.

During the quarter ended September 30, 2003, $277,500 of the November 5, 2000 convertible notes payable were settled through the issuance of 5,550,000 common shares. As a result of the settlement of these convertible notes payable, the Company issued a total of 5,550,000 warrants entitling the holder to purchase an additional 5,550,000 common shares of the Company at a purchase price of $0.10 per common share.

On March 25, 2001, the Company issued 1,000,000 warrants to purchase 1,000,000 shares of the Company’s common stock at $0.20 per share to six parties. On January 6, 2003, the Company reduced the exercise price to $0.05 per share.

(10)

RELATED PARTY TRANSACTION
Concurrent with the acquisition of Action View as described in Note 4, the Company issued 327,325 shares of common stock on settlement of a total of $98,198 owing to the two directors of Action View who became director of the Company.

During the period, $10,000 (2002 - $NIL) of management fees were incurred to the directors of the Company and a private Company controlled by a director. As at September 30, 2003, $4,398 was owing to this private company which is unsecured, non-interest bearing and with no specific terms of repayment.

(11)
SUBSEQUENT EVENT
The Company issued a total of 350,000 shares of common stock in satisfaction of the purchase price owing by 612 Canada on repurchase of a total of 350,000 exchangeable shares of 612 Canada (refer to Note 4).

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL OPERATIONS AND FINANCIAL RESULTS

The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts receivables, accruals for other costs, and the classification of net operating loss and tax credit carry forwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended September 30, 2003.

General

Actionview International, Inc., formerly known as Acquisition Media, Inc. (the “Company”), was incorporated on January 26, 1986 as Vantage, Inc., a Nevada corporation.

On November 26, 2001, the Company acquired substantially all of the assets of Inform Online, Inc., a developer of a system that provides advertisements to digital display systems, for 1,000,000 restricted shares of the Company’s common stock. Inform Online, Inc. was unable by June 30, 2002, to reach an agreement with a major vendor to supply online advertising, and therefore the November 26, 2001 agreement to acquire all their assets was rescinded effective June 24, 2002. The Company has returned all the assets of Inform Online, Inc. (hardware and equipment, $70,000; computer software, $230,000; and intellectual properties, $250,000) and has cancelled the 1,000,000 restricted shares of common stock (previously issued to Inform Online, Inc.).

By an agreement dated March 25, 2002, the Company agreed to acquire all the issued and outstanding shares of Tele Pacific Communications (Samoa) Inc. from Pacific E-Link Corporation in exchange for 2,500,000 restricted shares of the Company’s common stock. Tele Pacific Communications (Samoa) Inc. owns a 75% interest in Chengdu Publicis International Advertising Co. Ltd., a Sino-foreign joint venture advertising agency with offices in Beijing, Shanghai, Chengdu and Guangzhou, China.

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

On May 7, 2002 the Company announced that it had entered into an agreement to acquire all of the issued and outstanding shares of J&M Insurance Replacement Centre Ltd. (“IRC”) in exchange for the issuance of 4,654,000 restricted common shares to the shareholders of IRC. Upon the completion of due diligence, the Company decided not to proceed with this acquisition.

In August 2002, the Company changed its name from Inform Media Group, Inc. to Acquisition Media, Inc.

In August of 2003, the Company changed its name from Acquisition Media, Inc. to Actionview International, Inc.

In August of 2003, the Company obtained a new cusip number and changed its trading symbol on the OTC Bulletin Board to “AVWI”. The Company is presently trading under the name: Actionview International, Inc.

On August 11, 2003, Actionview International Inc. incorporated a wholly-owned Canadian subsidiary, 6126421 Canada Ltd..

By an agreement dated September 9, 2003, Actionview International Inc., through its wholly-owned Canadian subsidiary (6126421 Canada Ltd.) acquired 100% of the issued and outstanding shares of Action View Advertising Systems, Inc. by issuing of 1,000,000 Exchangeable Shares of 6126421 Canada Ltd. to the shareholders of Action View Advertising Systems, Inc..

The Exchangeable Shares can be exchanged into shares of Actionview International Inc. on a one-for-one basis at the option of the exchangeable shareholder.

Concurrently, with the Action View Advertising Systems, Inc. acquisition, Actionview International, Inc. issued 327,325 restricted common shares to settle the shareholder’s loans between Action View Advertising Systems, Inc. and their principals – Chris Stringer and Rick Mari.

By an agreement dated September 9, 2003, the Company through its wholly-owned Canadian subsidiary (6126421 Canada Ltd.), acquired certain Intellectual Property rights (the “Intellectual Property Rights”) relating to a computer programmable, scrolling, backlit, billboard poster sign.

The Company issued 7,422,675 Exchangeable Shares to the principals of Action View Advertising Systems, Inc., Rick Mari and Christopher Stringer that they held personally as the developers of the ActionView products.

The Exchangeable Shares can be exchanged into shares of Actionview International, Inc. on a one-for-one basis at the option of the exchangeable shareholder.

Action View Advertising Systems, Inc. was incorporated on July 6, 1999 as a British Columbia, Canadian Corporation and has, for the previous four years since inception, been engaged in the development, assembly and marketing of a computer programmable, scrolling, backlit, billboard poster sign for use in retail advertising venues. Action View’s billboard sign offers advertisers, superior backlit graphics, extremely high quality color resolution, and twelve different scrolling images per display unit in a four foot by six foot format.

Action View has patents pending in Canada and the United States relating to the components of its backlit, scrolling sign technology.

A detailed description of the business, products and technology, marketing strategies, corporate principals and the like can be obtained by referring to the Form 8-K that was filed September 23, 2003 by the Company.

Results of Operations

Effective, August 25, 2003 Actionview International, Inc. through its wholly-owned Canadian subsidiary (6126421 Canada Ltd.) acquired 100% of Action View Advertising Systems, Inc. and the Intellectual Property Rights.

The results of the Action View Advertising Systems, Inc.’s operations are therefore only reflected for the period from acquisition to September 30, 2003.

Gross revenues from Action View Advertising Systems, Inc.’s product and advertising sales were $42,492 for the period ended September 30, 2003. Gross profit on product and advertising sales for the period ended September 30, 2003 was $19,121. Because of the Company’s limited operating history, it is not possible to predict revenues for succeeding quarters.

The consolidated net loss for the three months ended September 30, 2003 was $202,149 after including the operations of Action View Advertising Systems, Inc.. The net loss for the comparable period in the prior years was $201,584.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain cash reserve requirements and otherwise operate on an ongoing basis.

The Company’s wholly-owned subsidiary, Action View Advertising Systems presently has a line of credit with a financial institution for $73,900 (Cdn $100,000) with interest at prime plus 1.55%. It is secured by a general assignment over assets of Action View Advertising Systems Inc.

As at September 30, 2003, the bank operating loan balance was $59,000 (Cdn$80,000).

As at September 30, 2003, the Company had a working capital deficiency of $639,157 with current assets at $291,341 and current liabilities of $930,498. Management plans to reduce the working capital deficiency by completing equity financings in the Company.

Subsequent to September 30, 2003 note holders with a principal amount of $57,500 together with accrued interest of $11,435 have converted their notes to shares resulting in 1,378,700 shares being issued in November of 2003 to settle this debt.

The Company is dependent for continuing its operations on further debt or equity financings. Failure to obtain such financing could result in the Company being unable to continue its operations. There can be no certainty that such financing would be obtained on favourable terms, if at all, and any equity financing could dilute the interests of existing shareholders.

Audit Fees

During the period ended September 30, 2003, the Company incurred approximately $12,000 in fees to its principal independent accountant.

Inflation

Management does not believe that inflation had a material adverse affect on the financial statements for the periods presented.

Currency Risks and Fluctuations

The Company’s revenues to date and for the foreseeable future are received in Canadian dollars. The Canadian dollar has, in the quarter ending September 30, 2003, appreciated against the US dollar in which the Company’s financial statements are prepared. If this trend continues, and given that some major expenses of the Company are fixed in US dollars, the Company could benefit from currency fluctuations.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within the ninety days prior to the date of this report, the Company’s Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operations of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in a timely alerting time to material information relating to the Company required to be included in the Company’s periodic SEC filings.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Effective May 16, 2003, the Company issued 975,000 shares of common stock in payment of a total of $63,375 in consulting and professional fees.

During the quarter ending September 30, 2003, the Company 5,550,000 common shares in settlement of convertible notes payable with a principal amount of $277,500 and 1,103,760 common shares in settlement of accrued interest relating to these convertible notes payable totaling $55,188.

Additional convertible note holders have agreed to convert their notes and related accrued interest to common stock of the Company. Subsequent to September 30, 2003, the Company has issued 1,150,000 common shares to settle convertible notes payable of $57,500 and 228,700 common shares to settle the accrued interest relating to these convertible notes payable in the amount of $11,435.

On July 25, 2003, the Company issued a convertible note payable to a non-U.S. resident for $20,000. Under the convertibility terms of the note payable, the principal plus the accrued interest, can be converted, at the option of the holder, into Units of the Company, at a conversion price of $0.25 per Unit until July 24, 2006. Each Unit consists of one fully-paid non-assessable common share of the Company, and one Share Purchase Warrant, entitling the holder to purchase an additional common share, at a purchase price of $0.30 per common share at any time prior to the second anniversary of the date of the conversion of the note principal and accrued interest.

On July 25, 2003, the Company issued a convertible note payable to a non-U.S. resident Corporation for $68,000.

Under the convertibility terms of the note payable, the principal plus the accrued interest, can be converted, at the option of the holder, into Units of the Company at a conversion price of $0.25 per Unit until July 24, 2006. Each Unit consists of one fully-paid non-assessable common share of the Company and one Share Purchase Warrant, entitling the holder to purchase an additional common share, at a purchase price of $0.30 per common share at any time prior to the second anniversary of the date of the conversion of the note principal and accrued interest.

On September 2, 2003, the Company issued a convertible note payable to a non-U.S. resident Corporation for $100,000.

Under the convertibility terms of the note payable, the principal plus the accrued interest, can be converted, at the option of the holder, into Units of the Company at a conversion price of $0.40 per Unit until September 1, 2006. Each Unit consists of one fully-paid non-assessable common share of the Company, and one Share Purchase Warrant, entitling the holder to purchase an additional common share, at a purchase price of $0.45 per share at any time prior to the second anniversary of the date of the conversion of the note principal and accrued interest.

On August 28, 2003, the Company issued a total of 327,325 common shares in settlement of $98,198 in debt owing to two of its principals.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Reports on Form 8-K. The Registrant filed one report on Form 8K during the three months ending September 30, 2003. This report was filed on EDGAR September 23, 2003 and amended on November 18, 2003 with the filing of a report on Form 8-K/A.

(b)	Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index below.

EXHIBIT INDEX

Number	Exhibit Description

31	Certification of CEO and CFO pusuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of CEO pusuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of CFO pusuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTIONVIEW INTERNATIONAL, INC.

Dated: November 18, 2003	By: /s/ Christopher Stringer
Christopher Stringer, President, Chief
Financial Officer and Chief Accounting
Officer

By: /s/ Rick Mari
Corporate Secretary, Director,