Form 10QSB/A
period 2003-09-30
ACTIONVIEW INTERNATIONAL INC
filed 2003-11-20
CIK 789667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/a

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

As of September 30, 2003, the Registrant had 20,393,434 shares of common stock issued and outstanding.

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