Form 10QSB/A
period 2003-09-30
ACTIONVIEW INTERNATIONAL INC
filed 2003-11-21
CIK 789667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
 Amendment No. 2

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

Under the convertibility terms of the notes payable, the principal plus the accrued interest, can be converted, at the option of the holder, either whole or in part, into Units of the Company at a conversion price of $0.25 per Unit. Each Unit consists of one fully paid non-assessable common share of the Company and one Share Purchase Warrant entitling the holder to purchase an additional common share at a purchase price of $0.30 per common share at any time prior to the second anniversary of the date of the conversion of the note principal and accrued interest.

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