Form 10KSB
period 2003-12-31
ACTIONVIEW INTERNATIONAL INC
filed 2004-03-30
CIK 789667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003.

Commission File Number 033-90355

ACTIONVIEW INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0542172
(State of organization)	(I.R.S. Employer Identification No.)

221 East 10th Avenue, Suite #203, Vancouver, British Columbia, Canada V5T 4V1
(Address of principal executive offices)

Registrant's telephone number, including area code: (604) 878-0200

     Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

Check whether the registrant (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. YES   ☒

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-KSB or any amendments to this Form 10-KSB.   ☒

The Company’s revenues during the year ended December 31, 2003 were: $40,790.

The aggregate market value of the voting stock held by non-affiliates of the Company, (18,064,190 shares) based upon the closing price of the Company’s common stock on March 19, 2004 was approximately $9,935,300.

As of March 19, 2004 the Company had 26,114,190 issued and outstanding shares of common stock. (included in this figure are the 8,072,675 issued but not outstanding shares of common stock held in trust, see Item 1: Share Exchange Agreement).

DOCUMENTS INCORPORATED BY REFERENCE: None

ACTIONVIEW INTERNATIONAL, INC.
TABLE OF CONTENTS

Forward Looking Statements

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as “may,” “expect,” “believe,” “anticipate” “intend,” “could,” “estimate,” or “continue,” or the negative or other variations of these terms or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, “Management’s Discussion and Analysis” and include elsewhere in this report.

ii

PART I

ITEM 1.          DESCRIPTION OF BUSINESS

BUSINESS HISTORY AND DEVELOPMENT

Actionview International, Inc. formerly known as Acquisition Media, Inc. (the “Company”), is a Nevada Corporation which currently trades on the OTC Bulletin Board under the symbol “AVWI” and is referred to in this Form 10-KSB as the “Company”. The Company is also listed for trading on the Berlin-Bremen Stock Exchange under the symbol “VW6”.

On November 13, 2000, the Company announced that it was to acquire 100% of Streamscape representing 14,610,000 shares of Streamscape’s common stock in exchange for 17,700,000 shares of the Company’s common stock. The 17,700,000 shares of the Company’s common stock were placed in escrow, subject to certain escrow conditions being satisfied before they could be distributed to the shareholders of Streamscape.

By April of 2001, the management of Streamscape could not deliver all the shares of Streamscape, nor were they able to obtain additional financing to continue operations, which was part of the escrow conditions. Therefore, during April 2001, the agreement was rescinded. The rescission occurred prior to the Company commencing operations with Streamscape and the 17,700,000 shares of the Company’s common stock were returned to the transfer agent for cancellation. The financial statements do not include the transaction as it was rescinded.

However, the Company did advance $340,000 to Streamscape as loans for operating purposes. For the year-ended December 31, 2001, the loans to Streamscape were written off as a bad debt as Streamscape went into receivership.

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

On May 7, 2002 the Company announced that it had entered into an agreement to acquire all of the issued and outstanding shares of J&M Insurance Replacement Centre Ltd. (“IRC”) by the issuance of 4,654,000 restricted common shares to the shareholders of IRC. Upon the completion of due diligence, the Company decided not to proceed with this acquisition.

In August of 2002, the Company changed its name from Inform Media Group, Inc. to Acquisition Media, Inc.

In August of 2003, the Company changed its name from Acquisition Media, Inc. to Actionview International, Inc.

In August of 2003, the Company obtained a new cusip number and changed its trading symbol on the OTC Bulletin Board to “AVWI”. The Company is presently trading under the name: Actionview International, Inc.

On August 11, 2003, Actionview International Inc. incorporated a wholly-owned Canadian subsidiary, 6126421 Canada Ltd.

By an agreement dated September 9, 2003, Actionview International, Inc., through its wholly-owned Canadian subsidiary (6126421 Canada Ltd.) acquired 100% of the issued and outstanding shares of Action View Advertising Systems, Inc.and issued 1,000,000 exchangeable shares of 6126421 Canada Inc. as consideration.. Action View Advertising Systems, Inc. was incorporated on July 6, 1999 as a British Columbia Canadian Corporation.

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

By an agreement dated September 9, 2003, the Company through its wholly-owned Canadian subsidiary (6126421 Canada Ltd.), acquired certain Intellectual Properties rights (the “Intellectual Property Rights”) relating to a computer programmable, scrolling, backlit, billboard poster sign.

The Company issued 7,422,675 Exchangeable Shares of 6126421 Canada Ltd. to the principals of Action View Advertising Systems, Inc., Rick Mari and Christopher Stringer that they held personally as the developers of the ActionView products.

The Exchangeable Shares can be exchanged into shares of Actionview International, Inc. on a one-for-one basis at the option of the exchangeable shareholder.

The Company, through its wholly-owned subsidiary, Action View Advertising Systems, Inc. (“ActionView”), is engaged in the development, assembly, and marketing of a computer programmable, scrolling backlit, billboard poster sign, for use in retail advertising venues. ActionView’s billboard sign offers advertisers superior backlit graphics, extremely high quality color resolution, and the capacity to have twelve (12) different scrolling images per display unit in a 4 foot by 6 foot format.

The Company recently launched its new motion billboard, after 6 months of development, in a 6 foot by 9 foot format with a capacity of to display six (6) different images.

The Company’s principal place of business is located at Suite 203 –221 East 10th Avenue, Vancouver, British Columbia, Canada. It’s telephone number is (604) 878-0200 or toll free (866) 878-0200 and it’s facsimile number is (604) 879-8224.

SHARE EXCHANGE AGREEMENT

During the quarter ended September 30, 2003, the Company consummated and finalized the acquisition of Action View Advertising Systems, Inc. (“ActionView”) and the related Intellectual Property Rights.

On August 11, 2003, Actionview International, Inc. incorporated a wholly-owned Canadian subsidiary, 6126421 Canada Ltd.

By agreement dated effective September 9, 2003, the Company through 6126421 Canada Ltd. acquired the Intellectual Property Rights relating to a computer programmable scrolling, backlit billboard poster sign marketed and sold through ActionView.

6126421 Canada Ltd. issued 7,422,675 Exchangeable Shares to the two principals of ActionView in exchange for intellectual property rights held by the principals relating to their development of ActionView’s products.

Pursuant to the Agreement dated August 18, 2003, as amended August 25, 2003 and September 9, 2003, between the Company, 6126421 Canada Ltd., ActionView, the ActionView shareholders and the two principals of ActionView, 100% of the issued and outstanding common shares of ActionView were acquired by 6126421 Canada Ltd. in exchange for 1,000,000 exchangeable shares of 6126421 Canada Ltd.

A holder of an exchangeable share may, at any time, require 6126421 Canada Ltd. to repurchase the exchangeable share for an amount equal to the then current market value of the Company’s common stock. 6126421 Canada Ltd. may, at its option, satisfy the resulting obligation to repurchase the exchangeable shares in cash or it may elect to have the obligation satisfied by the issuance of shares of common stock by the Company. The Company is required to issue to a trustee, a sufficient number of shares of common stock to satisfy this obligation. The holders of the exchangeable shares are granted votes in the Company on a basis of one vote for every exchangeable share held.

Concurrently with 6126421 Canada Ltd.’s issuance of 8,422,675 exchangeable shares, the Company issued 8,422,675 of its common shares to a Trustee in the event that the exchangeable shares were exchanged. To-date 350,000 exchangeable shares have been exchanged for company shares.

GENERAL

In August of 2003, in preparation for the closing of its acquisition of Action View Advertising Systems, Inc., Acquisition Media, Inc. changed its name to Actionview International, Inc. in order to better reflect the new business operations of the Company.

Action View Advertising Systems, Inc. was incorporated on July 6, 1999 as a British Columbia corporation and has, for the previous 4 years since inception been engaged in the development, assembly and marketing of a programmable, scrolling, backlit poster billboard for use in the retail advertising market. The 4 foot by 6 foot motion sign display is capable of displaying twelve (12) different posters.

This billboard poster display retail advertising market is now a five and one-half (5 1/2) billion dollar USD market in 2003 according to the Outdoor Advertising Association of America, Inc.

PRODUCTS

Action View Advertising Systems, Inc. (the wholly-owned subsidiary of Actionview International, Inc.) has, over the past 4 years developed a 4 foot by 6 foot computer programmable, scrolling, backlit billboard poster sign for use in retail advertising venues. The production factory is located in 2nd Floor So Tao Centre 11-15 Kwai Sau Road, Kwai Chung Road, Hong Kong, China and the quality control relating to the manufacturing process is of extremely high standards.

The 4 foot by 6 foot motion billboard sign retails in the US$10,000 to US$12,000 range.

The Company has recently completed the research and development of a new six (6) foot by nine (9) foot motion billboard sign and this sign will retail in the US$12,000 – US$15,000 range.

Each 4 foot by 6 foot ActionView Sign has an installed final cost of approximately $4,500 which must be absorbed by the Company, in the case of signs which are installed by the Company in retailers’ point-of-purchase areas, for which ActionView then markets advertising space. The larger 6 foot by 9 foot billboard poster sign has an installed final cost of approximately $5,000.

In the case of ActionView Signs which retailers wish to rent for their own point-of-purchase areas, the Company intends to develop rental pricing and permit these retailers to rent or lease ActionView Signs.

The price range for advertising space on an ActionView Sign varies between approximately $250 - $350 per month per poster sign. Exact pricing depends upon a number of variables such as the traffic in the point-of-purchase or other area. Pricing is also negotiated between advertisers and ActionView on an individual basis and, therefore, only a range of prices can be given.

TARGET MARKET AND STRATEGY

ActionView intends to market the ActionView Sign primarily through building a networks of “host” companies. “Host” companies, mean companies that allow installation of an ActionView Sign on their premises, close to a point-of-purchase, and then share in the revenue received from that sign.

ActionView also intends to build a franchise network. Because franchisees tend to have stronger commitment to their business than employees, the Company believes that franchisees will foster and maintain closer relationships with mall managers, regional advertisers and local community advertisers, providing focused service to ActionView’s target market.

The franchise system operates such that the franchisees rent the signs from ActionView as opposed to purchasing them. This results in a lower up front cost to the franchisee, making an ActionView franchise more affordable. This rental approach is also beneficial to ActionView as it provides the Company with an ongoing rental revenue stream that continues to grow as the franchise network grows.

ActionView may also pursue direct sales of ActionView Signs to end-users.

The Company may seek, if opportunities present themselves, to develop international business through the granting of licensing and distribution rights to foreign companies.

INTELLECTUAL PROPERTIES AND PATENTS

The Company owns the intellectual property rights to the Action View Sign through 6216421 Canada Ltd. , the wholly-owned subsidiary.

The Intellectual Property Rights were purchased by 6216421 Canada Ltd. directly from the principals of ActionView under the terms of the Share Exchange Agreement.

ActionView has applied for trademark rights in the United States and Canada for the tradename “ActionView”. The initial application was filed in Canada and it is expected that a response should be received within 18 months. The trademark “ActionView” is on the primary register in the United States as is the phrase “ActionView: we leave the competition standing still”.

ActionView has applied for the following US patents:

☐	Pending Application No. 09/90652: Display Sign End Controller
☐	Pending Application No. 09/528812: System and Method of Cross-Selling Advertising
☐	The Second patent pending application has also been made in Canada under the Canadian Patent Pending No.: 2341053

RESEARCH AND DEVELOPMENT

The Company does not anticipate incurring any significant expenditures on research and development for the next twelve (12) months other than salaries and consulting payments for the two employees engaged in research and development.

The Company is building a prototype of a new and larger sign and anticipates that the expenditures for building this prototype will be approximately $200,000 over the next twelve (12) months.

If the Company identifies a market or customers for a custom built or a sign with specifications other than those the ActionView Sign currently has, it may choose to pursue research and development of such custom built signs or signs with alternate specifications.

COMPETITION AND MAIN COMPETITORS

ActionView competes with a variety of other companies providing advertising space or services.

However, ActionView is the only company presently marketing a scrolling poster billboard capable of carrying twelve (12) poster sized images at one time plus one still-view poster on the back of the structure. In this sense, ActionView has no direct competitors.

The outdoor advertising segment is highly competitive and is becoming more concentrated. The top three advertising companies in the world, Clear Channel Group, Infinity (Viacom) Inc. and the JCDecaux Group had a 9% market share in 1996 and a 30% market share in 2000 with consolidation and acquisition of companies taking place in the industry.

In Canada, the Out-Of-Home advertising segment is even more highly concentrated with Pattison Outdoor Inc. accounting for close to 47% of the outdoor market segment according to the Canadian Outdoor Advertising Association.

ActionView is a small player in this market at this time and there is the risk that a larger or national player will attempt to focus on the point-of-purchase niche ActionView is pursuing. If this were to occur, ActionView would face competition from a company with significantly greater resources, particularly financial resources and manpower, than ActionView itself has.

COMPETITIVE ADVANTAGES OF ACTIONVIEW

ActionView hopes that targeting local and regional advertisers, advertisers that are not typically the focus of the dominant companies in the segment in the US and Canada, will provide it with a growing market niche and a customer base for its ActionView Signs.

The ActionView signs have the following features which are not typically found on other scrolling billboards: they are portable, the software allows the scrolling speed to be programmable, individual ad exposure time is programmable, all poster types are acceptable and they permit up to twelve (12) ads to be displayed on one unit.

Additional competitive advantages of ActionView include the following:

☐
Advertising customers may prefer ActionView as an advertising medium because, if the signs are installed in “host” companies, their advertising is physically close to the point at which a consumer makes a purchase decision (eg. An advertisement for a chocolate bar close to the cash register at a food store is likely to have more impact than an advertisement in a magazine at home);

☐	The advertising medium represented by the ActionView Sign is affordable compared to other competitive out-of-home advertising methods;
☐	The ActionView Sign displays are backlit and can be a versatile range of quality bright colors, providing advertising customers with a visible advertising medium;
☐
The ActionView Sign, because it will be installed in “host” companies that attract certain demographics and customer types, may be more useful to advertising customers who wish to target certain demographics (eg. Advertisers wanting to reach an audience of preteens would be more interested in an advertising opportunity outside of a toy store).

EMPLOYEES

ActionView presently has four (4) full-time employees and two (2) part-time employees. Of these employees, three (3) are engaged in sales and marketing, two (2) are engaged in product development and one (1) is engaged primarily in administration.

In addition, as required, ActionView engages independent consultants and contractors.

ActionView anticipates hiring an additional four (4) employees over the next six to nine months where revenues and funds permit.

PROJECTS IN PROGRESS & STRATEGIC ALLIANCES

Actionview has been successful in completing the installation of “ActionView Signs” in several major venues in North America as well as outside North America.

In November of 2003, the Company agreed to the installation of 25 scrolling billboards in the newly finished World Trade Center in Dubai, United Arab Emirates. The US$285 million complex has set a new world standard for convention centers and has made Dubai the Convention City of choice for the Middle East and West Africa.

In November of 2003, the Company installed its first motion billboard at the Sunoco service station located in Vaughn, Ontario, Canada. Sunoco has over 300 locations in Ontario, Canada and 4,300 locations in the USA, of which 600 have convenience stores.

In January of 2004, the Company completed an international joint venture advertising media corporation with Americrown Inc. of Hong Kong. The new joint venture media corporation will immediately commence the installation of ActionView motion billboard signs in the largest movie theatre chain in Hong Kong and China – the Broadway Theatre Group. The Broadway Theatre Group also produces movies with such proven winners as “Crouching Dragon, Hidden Tiger” and “Hero”.

In February of 2004, the Company secured the installation of a backlit, scrolling sign system at the Showcase Store of Canada’s largest automotive and hardware products retailer. With 450 stores, coast-to-coast, the Retailer is the best-known and most successful automotive products retailer in Canada. The Company is also the largest independent retailer of gasoline in Canada and has shown initial interest in ActionView’s scrolling billboard technology for its 200 gas bars.

In early March of 2004, the Company had just completed installation of the ActionView motion billboard system into a branch of the world’s largest Home Improvement Chain, Home Depot. This Retailer has approximately 1,500 stores located throughout North America and is the acknowledged world leader in home improvement marketing.

In March of 2004, the Company has installed 2 signs into Woolworth’s Australia and is currently in negotiations for a nationwide roll-out after Woolworth’s completed an extremely successful beta testing program.

In March of 2004, Americrown Inc. (the Company’s joint venture partner in Hong Kong) received the approval to install ten (10) Actionview Signs in the China Metro subway system in some of the busiest subway terminals in China.

The Company is aggressively marketing its scrolling, backlit, billboard technology to other major corporations throughout the world. It expects to complete transactions with several majors within the next few months.

ITEM 2.          DESCRIPTION OF PROPERTIES

The Company does not own any real estate property as of March 20, 2004.

The Company, through its wholly-owned subsidiary Action View Advertising Systems, Inc. rents approximately 1200 sq. ft. of warehouse facilities at Unit #138 – 770 Terminal Avenue, Vancouver, British Columbia, Canada. The terms of the lease is for one year from March 4, 2004 and the annual rent is approximately $7,200.

In addition, the Company, through its wholly-owned subsidiary, Action View Advertising Systems, Inc. rents their administrative offices at Suite 203 – 221 East 10th Avenue, Vancouver, British Columbia, Canada. The premises are approximately 2,200 sq. ft. and are being leased for a three year period expiring September 30, 2006 at an annual lease cost of approximately $16,200.

ITEM 3.          LEGAL PROCEEDINGS

Management is not aware of any legal proceedings (either presently engaged in or contemplated) by any government authority or other party involving the Company or its properties.

No directors, offices, or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings.

ITEM 4.          SUBMISSION OF MATTERS FOR VOTE OF SECURITY HOLDERS

None

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

The Company’s Common Stock is traded on the OTC Bulletin Board under the trading symbol “AVWI” and on the Berlin-Bremen Exchange under the trading symbol “VW6”. Set forth below is the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	FISCAL YEARS ENDED
	DECEMBER 31, 2003		DECEMBER 31, 2002
	HIGH BID	LOW BID	HIGH BID	LOW BID
FIRST QUARTER	0.06	0.03	0.67	0.35
SECOND QUARTER	0.33	0.045	0.60	0.25
THIRD QUARTER	0.67	0.30	0.40	0.08
FOUTH QUARTER	1.19	0.70	0.09	0.015

As of March 19, 2004, the Company had approximately 200 shareholders of record.

DIVIDENDS

Holders of common stock as entitled to receive dividends as may be declared by the Board of Director and, in the event of liquidation, to share pro-rate in any distribution of the Company’s assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend.

No dividends have ever been paid by the Board of Directors of the Company on its common stock. The Company’s losses do not currently indicate the ability to pay any cash dividends, and the Company does not intend paying cash dividends on its common stock in the foreseeable future.

ISSUANCE OF RESTRICTED STOCK

On February 15, 2002, the Company issued 1,000,000 restricted shares of its common stock to acquire substantially all of the assets of Inform Online, Inc., a developer of a system that provides advertisements to digital display systems, for 1,000,000 restricted shares of the Company’s common stock. Inform Online, Inc. was unable by June 30, 2002, to reach an agreement with a major vendor to supply online advertising, and therefore the agreement to acquire all their assets was rescinded. The Company has returned all the assets of Inform Online, Inc. (hardware and equipment, $70,000; computer software, $230,000; and intellectual properties, $250,000) and has cancelled the 1,000,000 restricted shares of common stock.

The Company had relied upon the exemption provided by Section 4 (2) of the Securities Act of 1933 in issuing the original 1,000,000 shares to Inform Online Inc..

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

When the Company issued the 2,500,000 shares of its common stock to Pacific E-Link Corporation, the Company relied upon the exemption provided by Section 4 (2) of the Securities Act of 1933 to issue these shares.

During the three months ended December 31, 2003 the Company issued 958,000 restricted common shares to six non US resident placees in consideration for $479,000. The Unit Offering with 958,000 warrants entitled the warrant holders to purchase 958,000 shares of the Company’s restricted common stock at $0.55 for a period of two years from the private placement date.

During the three months ended December 31, 2003, the company issued 602,000 restricted common shares to settle convertible notes payable in the amount of $188,000 and 16,110 restricted common shares to settle interest accrued on those debentures in the amount of $5,022. These shares were issued to two non-U.S. resident convertible note holders.

During the three months ended December 31, 2003, the Company issued 774,446 restricted common shares in settlement of debt to three creditors (non US residents) in the amount of $387,223.

Concurrent with the acquisition of Action View, the Company issued 327,325 restricted shares of common stock to the two principals of Action View in settlement of outstandingadvances to Action View .

During the three months ended December 31, 2003, the Company issued 250,000 shares relating to a warrant holder exercising his warrants entitling them to purchase 250,000 restricted common shares at $0.30 per share for a total value of $75,000 which was offset against accounts payable.

Under the terms of its acquisition of Action View, through 6216421 Canada Ltd., the Company set aside a total of 8,422,675 of its common shares with a Trustee, for ultimate exchange with the exchangeable shares of 6216421 Canada Ltd.

During the last quarter of the year the Company issued a total of 350,000 shares of common stock in satisfaction of the purchase price owing by 6216421 Canada Ltd. on repurchase of a total of 350,000 exchangeable shares of 6216421 Canada Ltd.

ISSUANCE OF NON- RESTRICTED STOCK

In May of 2003, the Company issued 975,000 shares of common stock in payment for a total of $63,375 in consulting and legal fees. These shares were issued pursuant to an S-8 registration statement filed in May of 2003.

On November 5, 2000 the Company issued 8% convertible notes payable totaling $335,000. Under the convertibility terms of the note payable, the principal plus the accrued interest, could be converted at the option of the holder into units of the Company at a conversion price of $0.20 per Unit. Each Unit was comprised of one fully paid non-assessable common share of the Company and one Share Purchase Warrant entitling the holder to purchase an additional common share at a purchase price of $0.25 per common share. During 2003 the conversion price of the Units was reduced to $0.05 and the exercise price of the warrants was reduced to $0.10

During September and October 2003 the Company issued 6,700,000 common shares to settle convertible notes payable in the amount of $335,000 and issued 1,332,460 common shares in settlement of accrued interest (relating to the convertible notes payable) in the amount of $66,623.

STOCK OPTION PLAN

On September 18, 2003, the Company adopted a Non-Qualified Stock Option Plan with authorizes the issuance of up to 1,750,000 shares of common stock on exercise of options to purchase 1,525,000 shares of common stock to the Company’s officers, directors, employees and to the consultant of the Company. In addition, the Company adopted a Stock Bonus Plan which authorizes the issuance of up to 1,000,000 shares of common stock. The options are exercisable at a price of $0.50 per share for the period from October 1, 2003 to September 30, 2005. As at March 20, 2004 none of the options have been exercised. The shares issuable under the Non-Qualified Stock Option Plan and the Stock Bonus Plan have not been registered for resale in the United States and any resale of such shares would be subject to restrictions.

ITEM 6.          MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

Statements made in this Form 10-KSB that are not historical or current facts are “forwarded-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate” or “continue”, or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. The Company disclaims any obligations subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

The following discussions of the results of operations and financial position of the Company should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB.

The consolidated financial statements include the accounts of Actionview International, Inc., a Nevada Corporation and its 100% interest in 6126421 Canada Ltd. (its wholly-owned Canadian subsidiary incorporated August 11, 2003). 6126421 Canada Ltd. owns 100% of the issued and outstanding shares of Action View Advertising Systems, Inc., a British Columbia Corporation acquired effective September 9, 2003. Action View

Advertising Systems, Inc. engages in the manufacturing, assembly and marketing of programmable scrolling backlit billboards poster signs used in retail advertising venues.

Action View Advertising Systems, Inc. was acquired effective September 9, 2003,Accordingly, the consolidated statement of operations includes the results of operation of Action View for the period from September 9, 2003 to December 31, 2003. Since September 9, 2003, the new directors of Actionview International, Inc., have had to deal with the complexities of taking their private company, public, raising capital, answering investor inquiries, and physically moving their administrative offices and warehouse facilities. Thus, the first four months of operating as a public company was primarily a re-organizational phase for Action View.

The Company’s (Actionview International, Inc.) financial statements have been prepared and incorporate financial data and figures of Action View Advertising Systems, Inc. from September 9, 2003 to December 31, 2003. The comparative year figures for Actionview International, Inc. do not include the operations of Action View Advertising Systems, Inc. For this reason no beneficial comparison between the two financial periodscan be made.

The total revenues for the year-ended December 31, 2003 were $40,790 and the gross profit on these sales was $22,690. These sales related to the operations of Action View Advertising Systems, Inc. since its acquisition date of September 9, 2003 to December 31, 2003 (a four month period).

The operating expenses of Actionview International, Inc. (including the operating expenses of Action View Advertising Systems, Inc. from September 9, 2003 to December 31, 2003) for the year ended December 31, 2003 were $984,104 and these were comprised of the following:

(i)	consulting fees (cash based $91,400, stock based $326,100)
(ii)	depreciation and amortization $80,861
(iii)	marketing $36,237
(iv)	investor relations related costs $53,567
(v)	professional fees (legal and audit) $95,660
(vi)	management fees (cash based $77,471 stock based$120,000)
(vii)	office and general administration $102,808

The cost of the Intellectual Property in the amount of $2,226,803 is being amortized over ten (10) years on a straight-line basis.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

As of December 31, 2003, the Company’s current assets were $549,040 and its current liabilities were $273,731, which resulted in a working capital surplus of $275,309.

In comparison, as of December 31, 2002, the Company’s current assets were $7 and its current liabilities were $822,683, which resulted in a working capital deficiency of $822,676. The Company’s working capital position improved by $1,097,985 between December 31, 2002 and December 31, 2003.

As of December 31, 2003 the Company’s total assets were $3,214,959 consisting of: (i) $549,040 in current assets comprised of $41,855 in cash, $87,463 in accounts receivable, $116,846 in inventory, and 302,876 in prepaid expenses (ii) $81,771 in furniture and equipment (net of depreciation) (iii) $2,152,576 in Intellectual Properties (net of amortization) and (iv) $431,572 in Goodwill.

In September of 2003, the Company had acquired the Goodwill and Intellectual Properties in the acquisition transaction of Action View Advertising Systems, Inc. At year-end (December 31, 2003), the Company has assessed as to whether or not there has been an impairment of Goodwill and Intellectual Property valuations as reflected on the consolidated balance sheet of Actionview International, Inc. as at December 31, 2003.

As described under the section titled “Projects in Progress and Strategic Alliances”, the Company has been extremely active since the acquisition of Action View Advertising Systems, Inc. in September of 2003. The Company has been successful in the placement of their scrolling billboards in several high-profile installations such as Sunoco, the Dubai Trade Centre, and the Broadway Theatre Group in Hong Kong. The Company has also received approval through its joint venture partner in Hong Kong to install ten (10) signs in the Chinese Metro system.

In addition to permanent installations being completed, the Company has established several significant “beta-testing” programs in major chain stores such as Home Depot and Woolworth’s Australia.

Based on the results of the “beta-testing” programs completed to date and presently in progress and based upon the estimated revenues that could result from the prospective contracts with major joint-venture partners and major chain stores, the management of Actionview International, Inc. conclude that there is no impairment of Goodwill and Intellectual Property valuations as reflected on the December 31, 2003 balance sheet of the Corporation.

As of December 31, 2003, the Company’s total liabilities were $320,571 consisting primarily of (i) $65,450 under a bank operating line of credit guaranteed by the Company’s two directors, and (ii) $136,073 in accounts payable and accrued liabilities, (iii) $77,471 in long-term debt (iv) deferred revenue of $1,645, (v) notes payable of $20,000 and (vi) amounts due to related parties of $19,932.

As of December 31, 2003, the Company’s Stockholder’s Equity increased to a positive position of $2,894,388 from a deficit position of ($822,676) as of December 31, 2002. This is an increase in Stockholders’ Equity of $3,717,064 between December 31, 2002 and December 31, 2003.

The Company has not generated positive cash from operating activities to December 31, 2003. For the fiscal year ended December 31, 2003, net cash flows used in operating activities were ($551,234) compared to ($490) of net cash flows used in operating activities for the fiscal year ended December 31, 2002 (an increase of $550,744). The increase in cash flows used in operating activities during the fiscal year ended December 31, 2003 compared to the fiscal year ended December 31, 2002 resulted from: (i) a net loss of ($961,414) incurred during the fiscal year ended December 31, 2003 compared to a net loss of ($224,820)in 2002(ii) an increase in stock-based compensation to $446,100 during the fiscal year ended December 31, 2003 compared to $NIL for the fiscal year ended December 31, 2002 (iii) a decrease in accounts payable to $191,604 during the fiscal year ended December 31, 2003 from $224,330 for the fiscal year ended December 31, 2002.and other working capital changes.

The Company’s cash flow used in investing activities during the fiscal year ended December 31, 2003 was $107,436 compared to $NIL for the fiscal year ended December 31, 2002.This related primarily to (i) purchase of fixed assets for $53,997 and (ii) cash advances to Action View (the acquired private company) net of cash acquired on acquisition of $53,439.

Net cash flows from financing activities were $700,518 during the year ended December 31, 2003 compared to $NIL for the year ended December 31, 2003. The increase in net cash flows from financing activities during the fiscal year ended December 31, 2003 resulted primarily from (i) issuance of restricted common stock for $479,000 (ii) proceeds relating to the issuance of convertible notes payable of $188,000 (settle through the issuance of 602,000 restricted common shares in December of 2003) (iii) increase in bank indebtedness of $25,782 and (iv) related parties advances of $12,393.

The Company does not have any available lines of credit, bank financing or other external sources of liquidity. Due to accumulated operating losses, during the initial years of operations, the Company’s operations have not been a source of liquidity.

The ability of the Company to continue as a going concern is dependent on the Company raising additional capital and on future profitable operations. The Company expects to obtain additional capital through the private sales of the Company’s common stock or from borrowings from private lenders. There can be no assurance that the Company will be successful in obtaining any additional capital needed for its continued operations.

Critical Accounting Policies And Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These accounting policies are described in the notes to the consolidated financial statements for the fiscal year ended December 31, 2003 which are included as part of this report.

Intangible assets

The Company has adopted the provision of the Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Intangible Assets”, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. Intangible assets with a definite life will be amortized over that expected life and will also be tested for impairment annually. The Company’s intellectual property is being amortized over 10 years. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset.

PLAN OF OPERATION

FUNDING

During the third quarter ended September 30, 2003, the Company raised $188,000 through the issuance of convertible notes payable. During the quarter ended December 31, 2003, the Company issued 602,000 restricted common shares to settle the principal in these convertible notes payable and 16,110 restricted common shares to settle $5,022 of accrued interest relating to these convertible notes.

During the fourth quarter ended December 31, 2003, the Company prepared a Private Placement Offering Memorandum to sell 2,000,000 units of securities at $0.50 per unit. Each Unit consists of one share of restricted common stock of the Company and one non-transferable share purchase warrant. The Warrant entitles the holder to purchase one share of restricted common stock at $0.55 for three years.

The Company, using this Unit Offering Document sold 958,000 units during the fourth quarter ended December 31, 2003 and received $479,000 in gross proceeds in the fourth quarter ended December 31, 2003. Upon the warrants being exercised, the Company would be provided with funds of $526,900.

The Company is attempting to sell the balance of 1,042,000 units of this Unit Offering at the present time.

Management of the Company estimates that as of the date of this Annual Report of 10-KSB, the Company has raised approximately $670,000 in funding since the acquisition of Actionview Advertising Systems, Inc. (effective September 9, 2003). Current management of the Company anticipates that funding requirements for the next twelve to eighteen months of operations will be as follows:

$
Acquisition of sign inventory:	1,500,000
Monthly overhead requirements:	900,000
Contingency allowance:	100,000
2,500,000

The Company is dependent for the continuance of its operations on further debt or equity financings. Failure to obtain such financings could result in the Company being unable to continue its operations.

There can be no certainty that such financings would be obtained on favorable terms, if at all, and any equity financings could dilute the interests of existing shareholders.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transactions, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 7.          FINANCIAL STATEMENTS

This information required under Item 310 (a) of Regulation S-B is included in this report as set forth in the “Index to Consolidated Financial Statements”.

ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURES

Effective August 5, 2003, the Company retained Dale Matheson Carr-Hilton,(“DMCL”) formerly LaBonte & Company, Chartered Accountants to act as Company’s independent Chartered Accountants. In this regard, DMCL replaced Stonefield Josephson, Inc. as the Company’s independentChartered Accountants. The Company replaced Stonefield Josephson, Inc. with DMCL as a result of the change in the Company’s management and the relocation of the Company’s officers from Washington to British Columbia, Canada. Stonefield Josephson, Inc. audited the Company’s financial statements for the fiscal years ended December 31, 2001 and 2002. Stonefield Josephson, Inc. reports for those fiscal years did not contain an adverse opinion, or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles. However, the report of Stonefield Josephson for those fiscal years contained an explanatory paragraph with respect to uncertainty as to the Company’s ability to continue as a going concern.

The change in the Company’s auditors was recommended and approved by the Board of Directors of the Company. The Company does not at present, have an audit committee.

During the two most recent years and subsequent interim period ending June 30, 2003, the Company did not consult with Stonefield Josephson regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of credit opinion that might be rendered on the Company’s financial statements, or any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

Item 8A Controls and Procedures

The Company has established and currently maintains disclosure controls and other procedures designed to ensure that material information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission. In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation of the effectiveness of the Company’s disclosure controls and procedures. It is the opinion of the Company’s principal accounting officer and President, based upon an evaluation completed within 90 days prior to the filing of this report, that the Company’s disclosure controls and procedures are effective and ensure that any material information relating to the Company is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

ITEM 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

As of the date of this Annual Report, the directors and executive officers of the Company are as follows:

NAME	AGE	POSITION WITH THE COMPANY
Christopher Stringer	60	President, Chief Financial Officer, and Director
Rick Mari	50	Chief Executive Officer, Treasurer, and Director

Biographics of Directors and Officers

CHRISTOPHER STRINGER is the President, Chief Financial Officer, and a Director of the Company and a Director of its wholly-owned Canadian subsidiary, 6126421 Canada Ltd. Mr. Stringer has spent the past 25 years as a business innovator, with specific expertise in the initial organization, development, operations and leadership of both new and established service companies. Mr. Stringer has been with Actionview Advertising Systems, Inc. for over five (5) years. He founded Molly Maid International, Inc. which now has 600 franchisees in four (4) countries. He also led the development of ServiceMaster in Canada and headed the expansion of Loomis Courier Services in Eastern United States and Canada.

RICK MARI is the Chief Executive Officer and a Director of the Company and a Director of its wholly-owned Canadian subsidiary, 6126421 Canada Ltd. Mr. Mari over the past seven years, developed the Actionview scrolling billboard by integrating a variety of systems and technologies, taking advantage of his twenty (20) years of experience as President and owner of Productive Electronic Marketing Ltd., a multi-million dollar electronics development and distribution business that included products from Memorex, Fuji and Franklin Language Computers.

Mr. Mari directs the research, development and manufacturing of the Actionview scrolling sign and still-view products. Mr. Mari leads ActionView’s global operations in the United Arab Emirates, Australia and China, and is in the process of expanding ActionView’s presence in North Africa, India, South America and South Africa.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth in summary form, the compensation received by (i) the Chief Executive Officer of the Company, (ii) the President of the Company, and (iii) by cash other executive officer of the Company who received in excess of $100,000 during the fiscal year ended December 31, 2002 and 2003. The Company does not have a Compensation Committee.

					Restricted	Options	All other
				Other Annual	Stock	Granted	Compensation
Name and Principal	Fiscal	Salary	Bonus	Compensation	Awards
Position	Year	(1)	(2)	(3)	(4)	(5)	(6)
Christopher Stringer	2003	33,485	-	-	-	300,000	-
	2002	0	-	-	-	-	-
Rick Mari	2003	25,200	-	-	-	300,000	-
	2002	0	-	-	-	-	-

(1)	The dollar value of base salary (cash and non-cash) received
(2)	The dollar value of bonus (cash and non-cash) received

(3)	Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property
(4)	During the periods covered by the table, the value of the shares of restricted stock issued as compensation for services to the persons listed in the table
(5)	The shares of common stock to be received upon the exercise of all stock options granted during the periods covered by the Table
(6)
All other compensation received that the Company could not properly report in any other column of the Table including annual Company contributions or other allocations to vested and unvested defined contribution plans, and the dollar value of any insurance premiums paid by, or on behalf of, the Company with respect to term life insurance for the benefit of the named executive officer, and the full dollar value of the remainder of the premium paid by, or on behalf of, the Company.

Employment Contracts

The Company does not have any employment contracts with its executive officers.

Long-Term Incentive Plans – Awards in Last Fiscal Year

None

Employee Pension, Profit Sharing or Other Retirement Plans

None

Compensation of Directors

Standard Arrangements. Currently the Company does not pay its directors for serving as directors. The Company has no standard arrangement pursuant to which directors of the Company are compensated for any services provided as a director or for committee participation or special assignments.

Other Arrangements. See Stock Options below for information concerning options granted to the Company’s officers and directors.

Stock Option and Bonus Plans

The Company has a Non-Qualified Stock Option Plan and a Stock Bonus Plan. A summary description of these Plans follows. In some cases these Plans are collectively referred to as the “Plans”.

Non-Qualified Stock Option Plan

The Non-Qualified Stock Option Plan authorizes the issuance of shares of the Company’s Common Stock to persons that exercise options granted pursuant to the Plan. The Company’s employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the Committee.

Stock Bonus Plan

Under the Stock Bonus Plan, the Company’s employees, directors, officers, consultants and advisors are eligible to received a grant of the Company’s shares, provided however that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

Other Information Regarding the Plans

The Plans are administered by the Company’s Board of Directors. The Directors serve for a one-year tenure and until their successors are elected. A Director may be removed at any time by the vote of a majority of the Company’s shareholders. Any vacancies that may occur on the Board of Directors may be filled by the Board of Directors. The Board of Directors is vested with the authority to interpret the provisions of the Plans and supervise the administration of the Plans. In addition, the Board of Directors is empowered to select those persons to whom shares or options are to be granted, to determine the number of shares subject to each grant of a stock bonus or an option and to determine when, and upon what conditions, shares or options granted under the Plans will vest or otherwise be subject to forfeiture and cancellation.

In the discretion of the Board of Directors, any option granted pursuant to the Plans may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. The Board of Directors may also accelerate the date upon which any option (or any part of any options) is first exercisable. Any shares issued pursuant to the Stock Bonus Plan and any options granted pursuant to the Incentive Stock Option Plan or the Non-Qualified Stock Option Plan will be forefeited if the “vesting” schedule established by the Board of Directors at the time of the grant is not met. For this purpose, vesting means the period during which the employee must remain an employee of the Company or the period of time a non-employee must provide services to the Company. At the discretion of the Board of Directors, payment for the shares of common stock underlying options may be paid through the delivery of shares of the Company’s common stock having an aggregate fair market value equal to the option price, provided such shares have been owned by the option holder for at least one year prior to such exercise. A combination of cash and shares of common stock may also be permitted at the discretion of the Board of Directors.

Options are generally non-transferable except upon death of the option holder. Shares issued pursuant to the Stock Bonus Plan will generally not be transferable until the person receiving the shares satisfies the vesting requirements imposed by the Board of Directors when the shares were issued.

The Board of Directors of the Company may at any time, and from time to time, amend, terminate, or suspend one or more of the Plans in any manner they deem appropriate, provided that such amendment, termination or suspension will not adversely affect rights or obligations with respect to shares or options previously granted. The Board of Directors may not without shareholder approval make any amendment which would materially modify the eligibility requirements for the Plans or materially increase in any other way the benefits accruing to employees who are eligible to participate in the Plans.

Optons Granted During Fiscal Year Ending December 31, 2003

The following tables set forth information concerning the options granted during the year ended December 31, 2003 to the Company’s officers and directors and the value of all unexercised options held by these persons as of December 31, 2003.

	Shares Issuable	% of Total Options
	upon Exercise of	Granted to
NAME	Options (1)	Employees	Price Per Share	Expiration Date
Christopher Stringer	300,000	17.14%	$0.50	Sept. 30, 2005.

Rick Mari	300,000	17.14%	$0.50	Sept. 30, 2005.

		34.28%

(1) All of these options were granted pursuant to the Company’s Non-Qualified Stock Option Plan.

				Value (in $) of
NAME			Number of	Unexercised In-
	Shares Acquired		Unexercised	the-Money
	on Exercise	Value Realized	Options	December 31, 2003
	(1)		(3)	(4)
Christopher Stringer	-	-	300,000	.
Rick Mari	-	-	300,000

(1)	The number of shares received upon exercise of options during the year ended December 31, 2003
(2)
With respect to options exercised during the Company’s year ended December 31, 2003, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(3)	The total number of unexercised options held as of December 31, 2003, separated between those options that were exercisable and those options that were not exercisable.
(4)	For all unexercised options held as of December 31, 2003 , the market value of the stock underlying those options as of December 31, 2003.

Summary

The following table shows the weighted average exercise price of the outstanding options granted pursuant to the Company’s Non-Qualified Stock Option Plan as of December 31, 2003. The Company’s Non-Qualified Stock Option Plan has not been approved by the Company’s shareholders.

Number of Securities
		Weighted-	Remaining Available for
	Number of Securities	Average	Future Issuance Under Equity
	to be Issued Upon	Exercised Price	Compensation Plans
	Exercise of	of Outstanding	(Excluding Securities Reflected
Plan category	Outstanding Options	Options	in Column (a))
	(a)	(b)	(c)
Non-Qualified Stock	1,525,000	$0.50	225,000
Option Plan

The following sets forth certain information, as of March 31, 2003, concerning the stock options and stock bonuses granted by the Company pursuant to the Plans. Each option represents the right to purchase one share of the Company’s common stock. The Plans have not been approved by the Company’s shareholders.

Total Shares	Total Shares Reserved	Shares Reserved	Shares	Remaining
	Reserved	for Outstanding	Issued as	Options/
Name of Plan	Under Plans	Options	Stock Bonus	Shares Under
				Plan
Non-Qualified Stock Option	1,750,000	1,525,000	N/A	1,750,000
Stock Bonus Plan	1,000,000	N/A	N/A	1,000,000

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the name and address, as of the date of this Annual Report, and the approximate number of shares of common stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than five percent (5%) of the Company's common stock, and the name and shareholdings of each officer and director, and all officers and directors as a group.

At the date of this Annual Report, the Company had 26,114,190 shares of common stock issued (including the 8,072,675 issued to CD Farber Law Corporation-In Trust, see Item 1: Share Exchange Agreement). The following table sets forth certain information regarding the beneficial ownership of the common stock of the Company as of March 20, 2004 of (1) each person who is known to the Company to own beneficially more than 5% of the Company’s outstanding common stock, (2) each of the Company’s directors, officers, and (3) all directors and officers of the Company as a group:

Name and Address	Position	Amount of Stock	Percentage
		Beneficially Owned	of Class
Christopher Stringer	Director/President/	109,109 common share	10.28%
3784 Bayridge Avenue	Chief Financial	2,574,225 common share
West Vancouver, BC	Officer	voting rights (1)
Canada

Rick Mari	Director/Secretary/	218,216 common share	20.55%
4329 West 3rd Avenue	Chief Executive	5,148,450 common share
Vancouver, BC, Canada	Officer	voting rights (2)

Directors, Officers &		8,050,000	30.83%
5% stockholders in total (2 Persons)

(1) Of the 2,683,334 common shares attributed to Christopher Stringer, 109,109 are common shares which he owns and which were issued to him in settlement of debts the Company incurred to him. These shares were issued effective September 9, 2003 at a price of $0.30 per share. The remaining 2,574,225 shares are held in trust by the Trustee in the event that Christopher Stringer wishes to exchange his 2,574,225 Exchangeable Shares for them. Christopher Stringer, not the Trustee, has the right to vote these 2,574,225 shares at any meeting of the Company’s shareholders.

(2) Of the 5,366,666 common shares attributed to Rick Mari, 218,216 are common shares which he owns and which were issued to him in settlement of debts the Company incurred to him. These shares were issued effective September9, 2003 at a price of $0.30 per share. The remaining 5,148,450 shares are held in trust by the Trustee, in the event that Rick Mari wishes to exchange his 5,148,450 Exchangeable Shares for them. Rick Mari, not the Trustee, has the right to vote these 5,148,450 shares at any meeting of the Company’s shareholders.

STOCK OPTIONS AND PURCHASE PLANS

Stock Option Plan

On September 18, 2003, the Board of Directors of the Company unanimously approved and adopted a stock option plan.

The purpose of the Stock Option Plan is to advance the interests of the Company and its shareholders by affording key personnel of the Company an opportunity for investment in the Company and the incentive advantages inherent in stock ownership in the Company. Pursuant to the provisions of the Stock Option Plan, stock options (the "Stock Options") will be granted only to key personnel of the Company, generally defined as a person designated by the Board of Directors upon whose judgment, initiative and efforts the Company may rely including any director, officer, employee or consultant of the Company.

The Stock Option Plan is to be administered by the Board of Directors of the Company, which shall determine (i) the persons to be granted Stock Options under the Stock Option Plan; (ii) the number of shares subject to each Stock Option; (iii) the time at which each Stock Option is to be granted; (iv) the purchase price for the shares under the Stock Option; (v) the option period; and (vi) the manner in which the Stock Option becomes exercisable or terminated. The Stock Option Plan provides authorization to the Board of Directors to grant up to 1,750,000 Stock Options to directors, officers, employees and consultants of the Company and its subsidiaries.

In the event an optionee of the Company ceases to serve the Company, any Stock Option held by such optionee generally may be exercisable within up to one hundred and twenty (120) days after the effective date that his position ceases, and after such one hundred and twenty (120) days period any unexercised Stock Option shall expire.

No Stock Options granted under the Stock Option Plan will be transferable by the optionee, and each Stock Option will be exercisable during the lifetime of the optionee subject to the option period of two (2) years or limitations described above. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one (1) year of his death or such longer period as the Board of Directors may determine.

In addition, the Company adopted a Stock Bonus Plan effective September 18, 2003. The Plan authorizes the issuance of up to 1,000,000 shares of common stock.

As of the date of this Annual Report, and pursuant to the Stock Option Plan, the Company granted options to purchase 1,525,000 shares of common stock to the Company’s officers, directors, employees and to the consultants of the Company. The options are exercisable at a price of $0.50 per share for the period from October 1, 2003 to September 30, 2005.

At the date of this Annual Report, none of the options have been exercised. The Stock Option Plan has not been registered with the SEC and as a result, any shares issued as a result of option exercise are unregistered securities.

The options granted to the officers and directors of the Company are detailed as follows:

Options/SAR Grants Table

Name	Number of	Percent of Total	Exercise	Expiration
	Securities	Options Granted	Price	Date
	Underlying Options
Christopher Stringer	300,000	19.67%	$0.50	09/30/2005
Rick Mari	300,000	19.67%	$0.50	09/30/2005

Total	600,000	39.34%

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Shares Issued to Officers and Directors

Pursuant to an agreement stated Septemeber 9, 2003, the Company, through its wholly-owned Canadian subsidiary (6126421 Canada Ltd.) acquired 100% of the issued and outstanding common shares of Action View Advertising Systems, Inc.. 6126421 issued 1,000,000 exchangeable shares to the existing shareholders of Action View Advertising Systems, Inc. is exchange for 100% ownership of the Company.

Of the 1,000,000 Exchangeable Shares issued to the shareholders of Action View Advertising Systems, Inc. , 200,000 were issued to Rick Mari and 100,000 were issued to Chris Stringer.

Pursuant to an agreement dated September 9, 2003, the Company, through its wholly-owned Canadian subsidiary (6126421 Canada Ltd.) issued 7,422,675 Exchangeable Shares to the principals of Action View Advertising Systems, Inc. (Rick Mari and Christopher Stringer) for the Intellectual Property Rights they held as the developers of the ActionView products. Of the 7,422,675 Exchangeable Shares issued, 4,948,450 were issued to Rick Mari, and 2,474,225 were issued to Christopher Stringer.

A holder of an exchangeable share may, at any time, require 6126421 Canada Ltd. to repurchase the exchangeable share for an amount equal to the then current market value of the Company’s common stock. 6126421 Canada Ltd. may, at its option, satisfy the resulting obligation to repurchase the exchangeable shares in cash or it may elect to have the obligation satisfied by the issuance of shares of common stock by the Company. The Company is required to issue to a trustee, a sufficient number of shares of common stock to satisfy this obligation. The holders of the exchangeable shares will be granted votes in the Company on a basis of one vote for every exchangeable share held.

Concurrent with the acquisition of Action View Advertising Systems, Inc., the Company issued 327,325 shares of common stock in settlement of a total of $98,198 owing to two directors of Action View who became directors of the Company. Of the 327,325 restricted common shares issued, 218,216 shares were issued to Rick Mari and 109,109 shares were issued to Christopher Stringer.

Item 13.          Exhibits and Reports on Form 8-K

The exhibits to be filed with this Form 10-KSB are listed below in the Exhibit Index

There were no Reports on Form 8-K filed during the fourth quarter of the fiscal year ended December 31, 2003.

Item 14.          Principal Accountant Fees and Services

As of the date of this Annual Report, the Company has not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by the board of directors of the Company. When established, the audit committee’s primary function will be to provide advice with respect to the Company’s financial matters and to assist the board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance.

The audit committee’s primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor the Company’s financial reporting process and internal control system; (ii) review and appraise the audit efforts of the Company’s independent accountant’s; (iii) evaluate the Company’s quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management’s establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and the board of directors.

The board of directors has considered whether the regulatory provision of non-audit services is compatible with maintaining the principal independent accountant’s independence.

Audit fees

During the fiscal years ended December 31, 2003 and December 31, 2002, the Company incurred approximately $28,000 and $12,000 respectively in fees to its principal independent accountants for professional services rendered in connection with the audits of the Company’s financial statements and for other accounting services consisting of review of the Company’s quarterly reports filed on Form 10-KSB

Financial Information Systems Design and Implementation Fees

During fiscal year ended December 31, 2003, the Company did not incur any fees for professional services rendered by its principal independent accountant for certain information technology services which may include, but is not limited to, operating or supervising or managing the Company’s information or local area network or designing or implementing a hardware or software system that aggregate source data underlying the financial statements.

All Other Fees

During fiscal year ended December 31, 2003, the Company did not incur any other fees for professional services rendered by its principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Report on Form 10KSB for the year ended December 31, 1997)

3.2	By-Laws (incorporated by reference to Exhibit 3.3 of the Report on Form 10KSB for the year ended December 31, 1997)

31.1	Section 302 certification of Chief Executive Officer

31.2	Section 302 certification of Chief Financial Officer

32	Section 906 certification of Chief Executive Officer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Auditors’ Report dated March 8, 2004
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

ACTIONVIEW INTERNATIONAL, INC.
(Formerly Acquisition Media, Inc.)

FINANCIAL STATEMENTS

DECEMBER 31, 2003

AUDITORS’ REPORT

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

CONSOLIDATED STATEMENTS OF CASHFLOWS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors of ActionView International, Inc. (formerly Acquisition Media, Inc.)

We have audited the consolidated balance sheet of ActionView International, Inc. (formerly Acquisition Media, Inc.) (a development stage company) as at December 31, 2003 and the consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. The financial statements of ActionView International, Inc. as at December 31, 2002 and for the fiscal year then ended and for the period from inception on April 2, 1989 to December 31, 2002, were audited by other auditors whose report dated March 9, 2003, expressed an unqualified opinion and included an explanatory paragraph regarding the uncertainty as to the Company’s ability to continue as a going concern. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and the results of its operations and its cash flows and the changes in stockholders’ equity for the year ended December 31, 2003.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has not generated significant revenues from its recently acquired business, has incurred substantial losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Dale Matheson Carr-Hilton LaBonte”

CHARTERED ACCOUNTANTS

Vancouver, B.C.
March 8, 2004

ACTIONVIEW INTERNATIONAL, INC.
(Formerly Acquisition Media, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2003	2002

ASSETS

CURRENT ASSETS
Cash	41,855	7
Accounts receivable	87,463	-
Inventory	116,846	-
Prepaid expenses and other (Note 3)	302,876	-

	549,040	7
FIXED ASSETS, net of depreciation (Note 4)	81,771	-
INTELLECTUAL PROPERTY RIGHTS (Note 5)	2,152,576
GOODWILL (Note 5)	431,572

	3,214,959	7

LIABILITIES

CURRENT LIABILITIES
Bank indebtedness (Note 7)	65,450	-
Accounts payable and accrued liabilities	136,073	467,683
Deferred revenue	1,645	-
Notes payable (Note 9)	20,000	-
Convertible notes payable (Note 9)	-	355,000
Current portion of long-term debt	30,631	-
Due to related parties (Note 11)	19,932

	273,731	822,683
LONG-TERM DEBT (Note 8)	46,840	-

	320,571	822,683

CONTINGENCIES AND COMMITMENTS (Notes 1 and 6)

STOCKHOLDERS' EQUITY (DEFICIENCY)
COMMON STOCK (Note 10)
$0.001 par value; 75,000,000 shares authorized
16,300,015 issued and outstanding (2002 - 4,014,674)	16,300	4,015
ADDITIONAL PAID IN CAPITA	2,952,628	764,938
COMMON STOCK PURCHASE WARRANTS(Note 10)	56,700	-
EXCHANGEABLE SHARES (Note 10)	2,421,803	-
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE	(2,553,043)	(1,591,629)

	2,894,388	(822,676)

	3,214,959	7
SUBSEQUENT EVENTS (Note 14)

The accompanying notes are an integral part of these consolidated financial statements.

ACTIONVIEW INTERNATIONAL, INC.
(Formerly Acquisition Media, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year		Cumulative
	Ended		From Inception
	December 31,		(April 2, 1999) to
	2003	2002	December 31, 2003
	$	$	$
REVENUES	40,790	-	40,790
COST OF REVENUES	18,100	-	18,100

	22,690	-	22,690

OPERATING EXPENSES
Consulting fees - cash	91,400	55,500	146,900
- stock based	326,100	-	326,100
Depreciation and amortization	80,861	-	80,861
Marketing	36,237	-	36,237
Investor relations	53,567	-	53,567
Professional fees	95,660	45,742	141,402
Salaries and
management fees -cash	77,471	-	77,471
- stock based	120,000	-	120,000
Office and general administrative	102,808	123,578	1,593,195
	984,104	224,820	2,575,733

NET LOSS FOR THE YEAR	(961,414)	(224,820)	(2,553,043)

BASIC NET LOSS PER SHARE	(0.13)	(0.05)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	7,665,091	4,494,127

The accompany notes are an integral part of these consolidated financial statements.

ACTIONVIEW INTERNATIONAL, INC.
(Formerly Acquisition Media, Inc.)
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)

						Common	Accumulated
	Common Shares		Exchangeable Shares		Additional	Stock	During the	Total
	Number of		Number of		Paid-in	Purchase	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Warrants	Stage	Equity/(Deficit)
Balance - December 31, 2000	3,959,674	$3,960	-	$-	$660,780	$-	$(767,502)	$(102,762)
Warrants issued for services, March 2001	-	-	-	-	98,713		-	98,713
Shares issued as repayment for advances,
June 2001 at $0.10 per share	55,000	55	-	-	5,445	-	-	5,500
Shares issued for purchase of assets,
November 2001 at $ 0.55 per share	1,000,000	1,000	-	-	549,000	-	-	550,000
Net loss for the year ended December 31, 2001	-	-	-	-	-	-	(599,307)	(599,307)
Balance - December 31, 2001	5,014,674	5,015	-	-	1,313,938	-	(1,366,809)	(47,856)
Shares cancelled related to termination of
asset purchase agreement, June 2002	(1,000,000)	(1,000)	-	-	(549,000)	-	-	(550,000)
Net loss for the year ended December 31, 2002	-	-	-	-	-	-	(224,820)	(224,820)
Balance - December 31, 2002	4,014,674	4,015	-	-	764,938	-	(1,591,629)	(822,676)
Beneficial conversion price of warrants	-	-	-	-	8,134	-	-	8,134
Stock issued for services at $0.065 per share	975,000	975	-	-	62,400	-	-	63,375
Units issued in settlement of convertible notes
and accrued interest at $0.05 per share	6,700,000	6,700	-	-	328,300	-	-	335,000
Shares issued in settlement of interest on
convertible notes at $0.05 per share	1,332,460	1,332	-	-	65,291	-	-	66,623
Shares issued in settlement of directors'
advances at $0.30 per share	327,325	327	-	-	97,870	-	-	98,197
Units issued on settlement of convertible
notes at $0.25 per share	352,000	352	-	-	78,848	8,800	-	88,000
Shares issued in settlement of accrued interest
on convertible notes at $0.31 per share	16,110	16	-	-	5,006	-	-	5,022
Units issued on settlement of convertible
notes at $0.40 per share	250,000	250	-	-	89,750	10,000	-	100,000
Units issued for cash at $0.50 per unit	958,000	958	-	-	430,142	47,900	-	479,000
Shares issued on exercise of warrants at
$0.30 per share	250,000	250	-	-	84,750	(10,000)	-	75,000
Balance - carried forward	15,175,569	$15,175	-	$-	$2,015,429	$56,700	$(1,591,629)	$495,675
Shares issued on settlement of debt at
$0.50 per share	774,446	775	-	-	386,449	-	-	387,224
Exchangeable shares issued at $0.30 per share	-	-	8,422,675	2,526,803	-	-	-	2,526,803
Exchangeable shares converted at
$0.30 per share	350,000	350	(350,000)	(105,000)	104,650	-	-	-
Stock options granted	-	-	-	-	446,100	-	-	446,100
Net loss for the year ended December 31, 2003	-	-	-	-	-	-	(961,414)	(961,414)
Balance - December 31, 2003	16,300,015	$16,300	8,072,675	$2,421,803	$2,952,628	$56,700	$(2,553,043)	$2,894,388

The accompanying notes are an integral part of these consolidated financial statements.

ACTIONVIEW INTERNATIONAL, INC.
(Formerly Acquisition Media, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASHFLOWS

			Cumulative
	For the year ended		From Inception
	December 31,		(April 2, 1999) to
	2003	2002	December 31, 2003
	$	$	$

CASH FLOW FROM (USED IN ) OPERATING ACTIVITIES
Net income (loss) for the year	(961,414)	(224,820)	(2,553,043)
Adjustments to reconcile to net cash from operating activities:
depreciation and amortization	80,861	-	82,044
finance expense on beneficial conversion features	8,134	-	363,134
bad debt	-	-	340,000
common stock issued for services	63,375	-	174,375
common stock issued for debt settlement	-	-	-
warrants issued for services	-	-	98,713
stock based consulting fees	326,100	-	326,100
stock based salaries and management fees	120,000	-	120,000
accounts receivable	(16,123)	-	(16,123)
inventory	(88,202)	-	(88,202)
prepaid expenses and other assets	(274,402)	-	(263,373)
accounts payable	191,604	224,330	658,787
deferred revenue	(1,167)	-	(1,167)

NET CASH USED IN OPERATING ACTIVITIES	(551,234)	(490)	(758,755)

CASH FLOW FROM (USED IN ) INVESTING ACTIVITIES
Purchase of fixed asset	(53,997)	-	(53,997)
Net cash acquired on acquisition of ActionVie	(53,439)	-	(53,439)
Cash acquired on reorganization of the Compan	-	-	23,540

NET CASH USED IN INVESTING ACTIVITIES	(107,436)	-	(83,896)

CASH FLOW FROM (USED IN ) FINANCING ACTIVITIES
Additional capital contributed	-	-	82,488
Issuance of common stock for cash	479,000	-	565,500
Payment of advance receivable	-	-	(340,000)
Convertible notes payable proceeds	188,000	-	543,000
Long term debt advances, net of repayments	(4,657)	-	(4,657)
Bank indebtedness	25,782	-	25,782
Related party advances	12,393	-	12,393

NET CASH FROM FINANCING ACTIVITIES	700,518	-	884,506

INCREASE (DECREASE) IN CASH	41,848	(490)	41,855

CASH, BEGINNING OF THE YEAR	7	497	-

CASH, END OF THE YEAR	41,855	7	41,855

Supplemental disclosure with respect to cash flows(Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

ACTIONVIEW INTERNATIONAL, INC.
(Formerly Acquisition Media, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

(1)

NATURE AND CONTINUANCE OF OPERATIONS

ActionView International, Inc. (formerly Acquisition Media, Inc.) (the "Company"), was incorporated on January 26, 1986, as Vantage, Inc., under the laws of the State of Nevada. During 1995, the Company changed its name from Vantage, Inc. to Cofitras Entertainment, Inc. then on October 27, 1999 changed its name to BingoGold.com. On November 26,1999, the Company then changed its name from BingoGold.com to Gameweaver.com, Inc. On November 26, 2001, the Company acquired the assets of Inform Online, Inc. ("Inform") and changed its name to Inform Media Group, Inc. On August 12, 2002, the Company changed its name to Acquisition Media, Inc. The Company is currently considered a development stage enterprise, under the guidelines of Statement of Financial Accounting Standards (“SFAS”) No. 7

Nature of Business:
In November 1999, the Company entered an agreement to acquire Gameweaver.com, Inc. This agreement was rescinded in December of 1999.

On November 13, 2000, the Company announced that it was to acquire 14,610,000 shares of Streamscape, representing 100% of the shares of Streamscape’s common stock, in exchange for 17,700,000 shares of the Company’s common stock. During April of 2001 the agreement was rescinded and the shares of the Company’s common stock were returned to treasury and cancelled.

On November 26, 2001, the Company acquired hardware, software, and intellectual properties of a private proprietary network that links display digital systems to deliver advertisements in real time throughout the world in exchange for 1,000,000 restricted shares of the Company’s common stock. The agreement was terminated June 24, 2002, the assets were returned, and the shares of the Company’s common stock were returned to treasury and cancelled.

By agreement dated March 25, 2002, the Company issued 2,500,000 shares of its common stock for consideration in the purchase of 100% of Tele-Pacific Communications (Samoa) Inc. from Pacific E-Link Corporation. The agreement was not consummated and as of August 8, 2002 the share acquisition agreement was terminated and the shares of the Company’s common stock were cancelled.

In September 2003 the Company acquired 100% of Action View Advertising Systems, Inc. and related technology rights (See Notes 5 and 6). On August 20, 2003, the Company changed its name to ActionView International, Inc. to better reflect the business operations of Action View. Action View engages in the manufacturing, assembly and marketing of programmable scrolling backlit billboard poster signs used in retail advertising venues.

Going concern
These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the on-going assumption applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The continued operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund its working capital requirements, and upon future profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. To date, the Company has incurred losses since inception totaling $2,553,043. The Company is planning additional ongoing equity financing by way of private placements to fund its obligations and operations.

ACTIONVIEW INTERNATIONAL, INC.
(Formerly Acquisition Media, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

There can be no assurance that capital will be available as necessary to meet the Company’s working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in a significant dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected.
Given the Company's limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

(2)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements:
These consolidated financial statements include the accounts of the Company, a Nevada Corporation and its 100% interest in 6126421 Canada Ltd. (its wholly-owned Canadian subsidiary incorporated August 11, 2003) (“612 Canada“). 612 Canada also owns 100% of the issued and outstanding shares of Action View Advertising Systems, Inc. (“Action View”), a British Columbia corporation acquired effective September 9, 2003. (refer to Note 6).

Inventory
Inventory consists of programmable scrolling backlit billboard poster signs and are valued at the lower of cost or net realizable values. Cost is determined on "the first-in, first-out basis."

Fixed assets
Fixed assets are recorded at cost. Depreciation is computed using the following methods and rates calculated to depreciate the cost of the assets less their residual values over their estimated useful lives.

Signs: Straight-line basis over (5) years Leasehold Improvements: Straight-line basis over (3) years Furniture and fixtures: Straight-line basis over (4) years

Fixed assets are reviewed for impairment whenever circumstances indicate that their carrying amount is not recoverable and exceeds their fair value. The carrying amount of a fixed asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposal.

The costs of signs includes component parts, labour and freight up to the point of substantial completion of the signs. The signs are considered substantially complete and ready for their intended use at the earlier of the date of completion of their construction and installation or the date when related revenue recognition commences.

Disposal of long-lived assets
In accordance with SFAS 144, “Accounting for the Impairment on Disposal of Long-Lived Assets” (SFAS 144), the Company measures all long-lived assets that are to be disposed of by sale at the lower of book value or fair value less cost to sell.

Intangible assets
The Company has adopted the provision of the Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Intangible Assets”, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. Intangible assets with a definite life will be

ACTIONVIEW INTERNATIONAL, INC.
(Formerly Acquisition Media, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

amortized over that expected life and will also be tested for impairment annually. The Company’s intellectual property is being amortized over 10 years. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset.

Foreign currency transactions
The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, since the functional currency of the Company is U.S. dollars, the foreign currency financial statements of the Company’s subsidiaries are re-measured into U.S. dollars. Monetary assets and liabilities are re-measured using the foreign exchange rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and capital asset accounts are translated by using historical exchange rates. Any remeasurement gain or loss incurred is reported in the consolidated income statement.

Revenue Recognition
The Company's revenue is primarily derived from the sale of signs and related services, advertisement income, sign rental revenue and franchise fees. Since the date of acquisition, Action View’s revenue consists of advertising and related service revenues. The Company records revenue when the amount is fixed or determinable, delivery has occurred or services have been performed, and collection is reasonably assured.

Revenue derived from the sale and/or rental of signs and related services is recognized as goods are delivered or when services are performed. Amounts received in advance are recorded as deferred revenue.

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

Financial Instruments
The Company's financial instruments consist of cash, accounts receivable, inventory, prepaid expenses, accounts payable, notes payable, bank operating loan and long-term debt. Unless otherwise noted, it is the management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Unless otherwise noted, the fair value of these financial instruments approximates their carrying values.

Use of Estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that

ACTIONVIEW INTERNATIONAL, INC.
(Formerly Acquisition Media, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Stock-based compensation
In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), an amendment of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company commencing December 31, 2002.

The Company has elected to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period.

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 10:

		December 31, 2003	December 31, 2002

Net loss for the year	As reported	$(961,414)	$(224,820)
SFAS 123 compensation expense	Pro-forma	(266,500)	-

Net loss for the year	Pro-forma	$(1,227,914)	$(224,820)

Pro-forma basic net loss per share	Pro-forma	$(0.16)	$(0.05)

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25 (“FIN 44”), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

ACTIONVIEW INTERNATIONAL, INC.
(Formerly Acquisition Media, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

Loss Per Share:
The computation of basic loss per share (“basic LPS”) is computed by dividing net loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share (“dilutive LPS”) gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted LPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on net loss. As of December 31, 2003, the Company had approximately 9,010,000 potentially dilutive securities. (December 31, 2002 1,000,000 potentially dilutive securities). The accompanying presentation is only of basic loss per share as the potentially dilutive factors are anti-dilutive to basic loss per share.

Recent accounting pronouncements

In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 has not had any impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 has not had any impact on the Company's financial position or results of operations.

In May 2003, SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares or otherwise, that is mandatorily redeemable, i.e. that embodies an unconditional obligation requiring the issuer to redeem it by transferring its shares or assets at a specified or determinable date (or dates) or upon an event that is certain to occur, must be classified as a liability (or asset in some circumstances). In some cases, a financial instrument that is conditionally redeemable may also be subject to the same treatment. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entirety. For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 does not affect the Company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 clarifies the requirements for a guarantor’s accounting for, and disclosure of, certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being

ACTIONVIEW INTERNATIONAL, INC.
(Formerly Acquisition Media, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

superseded. The adoption of FIN 45 will not have a material effect on the Company’s financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins (“ARB”) No. 51, Consolidated Financial Statements (“FIN 46”). Fin 46 applies immediately to variable interest entitles created after January 31, 2003, and in the first interim period beginning after June 15, 2003 for variable interest entities created prior to January 31, 2003. The interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. The interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The adoption of FIN 46 will not have a material effect on the Company’s financial statements.

Comparative figures
Certain of the comparative figures have been restated to conform to the current year’s presentation.

(3)

PREPAID EXPENSES

Prepaid expenses consist of $270,000 prepaid arm’s length investor relations costs, $31,225 in prepaid trade dollars and rental deposit of $1,641. The prepaid investor relations costs represent costs of an investor relations program to be conducted in January and February of 2004.

(4)	FIXED ASSETS
	December 31,	December 31,
	2003	2002
Rental signs	$141,031	$-
Furniture and fixtures	4,174	-
Leasehold improvements	10,785	-

	155,990	-
Less: accumulated depreciation	(74,219)	-

	$81,771	$-

Under the terms of the Company’s loan with the Royal Bank, the operating line of credit is secured by a general security agreement over all of the assets of Action View. (See Note 6.)

(5)

INTELLECTUAL PROPERTY RIGHTS
By agreement effective September 9, 2003, the Company through 612 Canada acquired the Intellectual Property rights relating to a computer programmable scrolling, backlit billboard poster sign. As of December 31, 2003 the Company is in the process of obtaining certain patents with respect to the Intellectual Property Rights.

612 Canada issued 7,422,675 Exchangeable Shares to the principals of Action View in exchange for the intellectual property rights described above. The Exchangeable Shares can be exchanged into shares of Actionview International, Inc. on a one-for-one basis at the option of the exchangeable shareholder (refer to Note 8). The exchangeable shares were issued at a fair value of US$0.30 per share with a total acquisition price of $2,226,803. (Refer to Note 10.)

ACTIONVIEW INTERNATIONAL, INC.
(Formerly Acquisition Media, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

In accordance with the provisions of SFAS 142 “Goodwill and other Intangible Assets”, the Company is amortizing the cost of the Intellectual Property Rights, on a straight-line basis, over the estimated life which has been determined, by management, to be ten years. As at December 31, 2003, the Company has determined that no impairment of intellectual property rights has occurred.

(6)

ACQUISITION OF 100% OF ACTION VIEW ADVERTISING SYSTEMS, INC.
Pursuant to the Agreement dated August 18, 2003 as amended August 25, 2003 and effective September 9, 2003, between the Company, 612 Canada, Action View, the Action View shareholders and the two principals of Action View, 100% of the issued and outstanding common shares of Action View were acquired by 612 Canada in exchange for 1,000,000 exchangeable shares of 612 Canada. In addition, 612 Canada issued a further 7,422,675 exchangeable shares to the two principals of Action View in exchange for intellectual property rights held by the principals relating to the development of Action View’s products.

Concurrent with the acquisition of Action View the Company issued 327,325 shares of common stock on settlement of a total of $98,198 owing to the two principals of Action View who became directors of the Company, subsequent to the acquisition.

A holder of an exchangeable share may, at any time, require 612 Canada to repurchase the exchangeable share for an amount equal to the then current market value of the Company’s common stock. 612 Canada may, at its option, satisfy the resulting obligation to repurchase the exchangeable shares in cash or it may elect to have the obligation satisfied by the issuance of shares of common stock by the Company. The Company issued 8,422,675 shares of common stock to a trustee to satisfy this obligation. The holders of the exchangeable shares will be granted votes in the Company on a basis of one vote for every exchangeable share held. During the year ended December 31, 2003, 350,000 exchangeable shares were exchanged for shares of the Company at $0.30 each.

The acquisition of Action View has been accounted for as a business combination using the purchase method of accounting in accordance with SFAS 141 whereby the fair value of the consideration paid has been allocated to the fair value of the underlying net assets acquired as follows:

Assets acquired at fair value:
Current assets	$128,719
Fixed assets	34,407
Goodwill	431,572

594,698
Liabilities acquired at fair value:
Current liabilities	81,825
Long term debt	53,437
Due to related parties	159,436

294,698

Purchase price – 1,000,000 exchangeable shares	$300,000

In accordance with the provisions of SFAS 142 “Goodwill and other Intangible Assets” the Company no longer amortizes goodwill, but is required to test for recoverability of long-lived assets and when the carrying amount of an asset exceeds its fair value, is required to recognize an impairment loss. As at December 31, 2003, management has determined that no impairment of goodwill has occurred.

ACTIONVIEW INTERNATIONAL, INC.
(Formerly Acquisition Media, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

The consolidated results of operations of the Company for the year ended December 31, 2003 include the results of operations of Action View from the date of acquisition on September 9, 2003 to December 31, 2003.

(7)

BANK INDEBTEDNESS
Action View has arranged an operating line of credit to a maximum of Can$100,000 (US$73,900) payable on demand and bearing interest at the Royal Bank of Canada prime plus 1.55% per annum. Both the operating line of credit, and the long term debt described in Note 8 below, are secured by a general security agreement over the assets of Action View and are guaranteed by the two directors of Action View who became directors of the Company effective September 9, 2003.

(8)	LONG TERM DEBT Security over the following debt is described in Note 7 above.

(i) Term loan with the Royal Bank, bearing interest at Royal Bank prime plus 2.25% per annum with monthly principal payments of $1,273 (Cdn $1,715) plus interest.	$17,103

(ii) Business Development Corporation ("BDC") loan, bearing interest at BDC prime plus 2% per annum with monthly payments of interest only, the principal being repayable on November 23, 2007 and monthly principal payments of $594 (Cdn$800) commencing October 2002.	28,952

(ii) BDC loan, bearing interest at BDC prime plus 2% per annum with monthly principal payments of $594 (Cdn $800) plus interest and due March 23, 2008.	31,416

77,471
Less: current portion of loans	(30,631)

$46,840

Principal repayment The aggregate amount of principal payments required in each of the next five years to meet debt retirement provisions is as follows:

Year ending	December 31, 2004	$29,532
	December 31, 2005	16,083
	December 31, 2006	14,256
	December 31, 2007	14,256
	December 31, 2008	3,344

		$77,471

(9)

CONVERTIBLE NOTES PAYABLE

On July 25, 2003, the Company issued convertible notes payable totaling $88,000. These convertible notes payable have a term of three years commencing July 25, 2003. On November 1, 2003 the Company issued 352,000 units comprised of one common share and one common share

ACTIONVIEW INTERNATIONAL, INC.
(Formerly Acquisition Media, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

purchase warrant to settle these convertible notes and 9,480 shares to settle the accrued interest relating to these convertible notes payable in the amount of $2,370. The fair value of the warrants was estimated to be $8,800 and is recorded as a separate component of stockholders’ equity.

Under the convertibility terms of the notes payable, the principal plus the accrued interest can be converted, at the option of the holder, either in whole or in part, into Units of the Company at a conversion price of $0.30 per Unit. Each Unit consists of one fully paid non-assessable common share of the Company and one Share Purchase Warrant entitling the holder to purchase an additional common share at a purchase price of $0.30 per common share at any time prior to the second anniversary of the date of the conversion of the note principal and accrued interest.

On September 2, 2003, the Company issued a convertible note payable in the amount of $100,000. The convertible note payable has a term of three years commencing September 2, 2003. On November 1, 2003 the Company issued 250,000 units comprised of one common share and one share purchase warrant to settle this convertible note and 6,630 shares to settle the $2,652 of accrued interest on the note. The fair value of the warrants was estimated to be $10,000 and is recorded as a separate component of stockholders’ equity. During the fourth quarter of 2003 these warrants were exercised. (See Note 10.)

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

During the third quarter of 2003, the conversion option expired on $20,000 of convertible notes payable. During the third quarter, this amount was reclassified to notes payable, was and is payable on demand and bears interest at a rate of 8%.

(10)

COMMON STOCK

In 1999 the Company completed a 1-for-3 reverse stock split. Prior to the reverse stock split, the Company had 8,984,025 shares issued and outstanding. The reverse stock split reduced the issued and outstanding shares to 2,994,675. All references to common stock, common shares outstanding, average numbers of common shares outstanding and per share amounts in these Financial Statements and Notes to Financial Statements have been restated to reflect the 1-for-3 reverse stock split.

Following the reverse stock split in 1999 the Company issued 910,000 shares of common stock for services rendered. The value of these shares have been calculated at the market value of the stock at date of issuance.

On June 14, 2001 the Company issued 55,000 shares of stock to directors of the Company for expenses advanced by them totaling $98,713.

On November 26, 2001, the Company issued 1,000,000 shares of its common stock as consideration for the purchase of the assets of Inform Online, Inc. valued at $550,000. The value of these shares was calculated at the market value of the stock at the date of issuance. As of June 24, 2002, the Company terminated the asset acquisition agreement. The Company returned all the assets and the 1,000,000 shares of the Company’s common stock were returned to treasury and cancelled during the year ended December 31, 2002.

ACTIONVIEW INTERNATIONAL, INC.
(Formerly Acquisition Media, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

On March 25, 2002, the Company issued 2,500,000 shares of its common stock for consideration in the anticipated purchase of 100% of Tele-Pacific Communications (Samoa) Inc. from Pacific E-Link Corporation. These shares were placed in treasury until the completion of due diligence and the finalization of the acquisition. As of August 8, 2002, the Company terminated the share acquisition agreement in writing and the 2,500,000 shares of the Company’s common stock were cancelled.

Effective May 16, 2003, the Company issued 975,000 shares of common stock in payment of a total of $63,375 in consulting and professional fees.

During the third and fourth quarters of 2003, the Company issued a total of 7,302,000 units comprised of one common share and one common share purchase warrant on conversion of certain convertible notes payable and accrued interest (refer to Note 9). The Company also issued a total of 1,348,570 shares in settlement of accrued interest on convertible notes payable. Of the units issued, 250,000 warrants were exercised at a value of $75,000 which was offset against accounts payable.

Concurrent with the acquisition of Action View as described in Note 6, the Company issued 327,325 shares of common stock on settlement of a total of $98,198 owing to the two principals of Action View.

On November 1, 2003 the Company issued 774,446 shares of common stock in settlement of a total of $387,223 owing to two directors of the Company and to a company controlled by a director of the Company.

During the fourth quarter of 2003 Company prepared a Private Placement Offering Memorandum to sell 2,000,000 units of securities at $0.50 per unit (the “OM Units”). Each Unit consists of one share of restricted common stock of the Company and one non-transferable share purchase warrant. The Warrant entitles the holder to purchase one share of restricted common stock at $0.55 for three years.

During the last quarter of the year the Company issued a total of 958,000 of the OM Units described above. The warrants will expire by December 30, 2006. The fair value of the warrants was estimated to be $47,900 and is recorded as a separate component of stockholders’ equity. (Refer to Note 14.)

As described in Notes 5 and 6, during 2003, 612 Canada issued a total of 8,422,675 exchangeable shares with a fair value of $2,526,803 which have been recorded as a separate component of consolidated stockholders’ equity.

During the last quarter of the year the Company issued a total of 350,000 shares of common stock in satisfaction of the purchase price owing by 612 Canada on repurchase of a total of 350,000 exchangeable shares of 612 Canada.

STOCK OPTION PLAN
Effective September 18, 2003 the Company adopted a Non-Qualified Stock Option Plan (the “Plan”) which authorizes the issuance of up to 1,750,000 shares of common stock on exercise of options granted pursuant to the Plan. In addition, the Company adopted a Stock Bonus Plan which authorizes the issuance of up to 1,000,000 shares of common stock. Under the Stock Bonus Plan, the Company’s employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company’s shares, provided however that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

ACTIONVIEW INTERNATIONAL, INC.
(Formerly Acquisition Media, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

Pursuant to the Plan, the Company granted options to purchase 1,475,000 shares of common stock to the Company’s officers, directors, employees and to consultants of the Company. The options are exercisable at a price of $0.50 per share for the period from October 1, 2003 to September 30, 2005.

Of these options, 800,000 were granted to employees, officers and directors at less than the market value of the Company’s common stock with a total intrinsic value, being the excess of the quoted market price of the common stock over the exercise price at the date the options are granted, of $120,000. In accordance with the provisions of APB No. 25, this compensation has been recognized upon exercisability of the options being October 1, 2003. In addition, the Company has provided pro-forma disclosures as required by SFAS No. 123 and SFAS No. 148 showing the results of applying the fair value method using the Black-Scholes option pricing model assuming a dividend yield of 0%, a risk-free interest rate of 3%, an expected option life of 2 years and an expected volatility of 145%. Applying the fair value method has resulted in additional pro-forma compensation of $266,500 being recorded. (Refer to Note 2).

Of the total number of options granted, 675,000 were granted to consultants of the Company which were recorded at a fair value of $326,100 upon exercisability of the options being October 1, 2003. The fair value was determined using the Black-Scholes option pricing model assuming a dividend yield of 0%, a risk-free interest rate of 3%, an expected option life of 2 years and an expected volatility of 145%.

On December 1, 2003 50,000 options were granted to consultants of the company which will be recorded at a fair value of $30,200 upon exercisability of the options being January 1, 2004. The fair value was determined using the Black-Scholes option pricing model assuming a dividend yield of 0%, a risk-free interest rate of 3%, an expected option life of 2 years and an expected volatility of 139%.

At December 31, 2003, the Company had outstanding incentive stock options to directors, employees and consultants entitling the holders to purchase an aggregate of 1,525,000 common shares as follows:

Options	Exercise Price	Expiry Date

1,475,000	$ 0.50	September 30, 2005
50,000	$ 0.50	December 1, 2005

A summary of the Company’s stock options as of December 31, 2003 and 2002, and changes during the years ended is presented below:

	2003		2002
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Balance, beginning of year	-	$-	-	$-
Granted	1,525,000	0.50	-	-
Exercised/expired/cancelled	-	-	-	-
Balance, end of year	1,525,000	$0.50	-	$-

ACTIONVIEW INTERNATIONAL, INC.
(Formerly Acquisition Media, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

WARRANTS
On November 5, 2000, the Company issued 8% convertible notes payable in the amount of $335,000. These notes payable were convertible into Units of the Company at a conversion price of $0.20 per Unit. Each Unit is comprised of one fully-paid non-assessable common share of the Company and one Share Purchase Warrant entitling the holder to purchase an additional common share at a purchase price of $0.25 per common share. During the year ended December 31, 2003 the conversion price of the Units was reduced to $0.05 and the exercise price of the warrants was reduced to $0.10. During the year ended December 31, 2003, $335,000 of the November 5, 2000 convertible notes payable were settled through the issuance of 6,700,000 common shares and 6,700,000 common share purchase warrants.

On March 25, 2001, the Company issued 1,000,000 warrants to purchase 1,000,000 shares of the Company’s common stock at $0.20 per share to six parties. On January 6, 2003, the Company reduced the exercise price to $0.05 per share.

At December 31, 2003, the Company had outstanding warrants entitling the holders to purchase an aggregate of common shares as follows:

Warrants	Exercise Price	Expiry Date

3,000,000	$0.10	August 21, 2005
1,400,000	0.10	August 22, 2005
400,000	0.10	September 15, 2005
750,000	0.10	September 22, 2005
400,000	0.10	October 3, 2005
750,000	0.10	October 27, 2005
1,000,000	0.05	March 25, 2005
352,000	0.30	July 25, 2006
100,000	0.55	October 10, 2006
120,000	0.55	October 22, 2006
50,000	0.55	November 4, 2006
108,000	0.55	November 22, 2006
540,000	0.55	December 8, 2006
40,000	0.55	December 30, 2006
9,010,000

A summary of the Company’s warrants as of December 31, 2003 and 2002, and changes during the years ended is presented below:

	2003		2002
		Weighted		Weighted-
		Average Exercise		Average Exercise
	Warrants	Price	Warrants	Price

Balance, beginning of year	7,700,000	$0.08	7,700,000	$0.08
Granted	1,560,000	0.07	-	-
Exercised	(250,000)	(.30)	-	-
Expired/cancelled	-	-	-	-
Balance, end of year	9,010,000	$0.15	7,700,000	$0.08

(Refer to Note 14.)

ACTIONVIEW INTERNATIONAL, INC.
(Formerly Acquisition Media, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

(11)

RELATED PARTY TRANSACTIONS

During theyear, $55,942 (2002 - $NIL) of management fees were incurred to the directors of the Company and two private companies controlled by directors. As at December 31, 2003, $19,932 was owing to this private company which is unsecured, non-interest bearing and with no specific terms of repayment.

(12)	INCOME TAXES A reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

	December 31, 2003		December 31, 2002

Federal Income Tax Rate	34.0%		34.0%
Effect of valuation allowance	(34.0%	)	(34.0%	)

Effective Income Tax Rate	-		-

The tax effects of temporary differences that give rise to significant components of future income tax assets and liabilities are as follows:

	2003	2002

Future income tax assets (liabilities):
Operating losses available for future periods	$2,050,000	$1,592,000

	2,050,000	1,592,000
Valuation allowance	(2,050,000)	(1,592,000)

Net future income tax asset (liability)	$-	$-

The Company has incurred operating losses of approximately $2,050,000 which, if unutilized, will expire through 2024. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur.

(13)	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

April 12, 1989
	Year ended	Year ended	(inception) to
	December 31, 2003	December 31, 2002	December 21, 2003
Cash paid during year for:
Interest	$24,626	$28,400	$439,576
Income taxes	-	-	-

In November 2001, the Company acquired the hardware, software, and intellectual properties of Inform Online, Inc. in exchange for 1,000,000 shares of the Company’s common stock. In June 2002, the agreement was terminated, the assets returned, and the stock was returned to treasury and cancelled.

In May 2003, 975,000 shares of common stock were issued as payment for services valued at $63,375.

In September 2003, 327,325 shares of common stock were issued in settlement of $98,197 of directors’ advances.

ACTIONVIEW INTERNATIONAL, INC.
(Formerly Acquisition Media, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

On November 1, 2003 the Company issued 774,446 shares of common stock in settlement of a total of $387,223 owing to two directors of the Company and to a company controlled by a director of the Company.

During the year ended December 31, 2003 a total of 8,650,570 shares of common stock were issued in settlement of convertible debt in the amount of $523,000 and interest accrued on the convertible debt in the amount of $71,645.

During the year ended December 31, 2003, 250,000 shares were issued on the exercise of warrants in settlement of $75,000 of accounts payable.

(14)	SUBSEQUENT EVENTS

On January 16, 2004, the Board of Directors approved the exercise of 1,935,000 warrants at the exercise price of $0.10 per warrant on a “cashless” basis. As a result, 1,741,500 unrestricted common shares were issued to the warrant holders in exchange for the surrender of 193,500 warrants.

In January and February of 2004 the Company issued a total of 250,000 units, of the 2,000,000 Unit Offering commenced in the fourth quarter of 2003, at $0.50 each, comprised of one common share and one common share purchase warrant for the purchase of a common share at $0.55. The warrants have a term of three years and will expire by February 20, 2007.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTIONVIEW INTERNATIONAL, INC.

Dated: March 19, 2004	By:	/s/ Christopher Stringer
Christopher Stringer
President, Chief Financial Officer and Director

Dated: March 19, 2004	By:	/s/ Rick Mari
Rick Mari
Chief Executive Officer, Secretary and Director