Form 10QSB
period 2004-03-31
ACTIONVIEW INTERNATIONAL INC
filed 2004-05-21
CIK 789667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31,
2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO __________

COMMISSION FILE NUMBER: 033-90355

ACTIONVIEW INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	87-0542172
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

221 East 10th Avenue, Suite #103, Vancouver, British Columbia, Canada V5T 4V1
(address of principal executive offices)

(604) 878-0200
(Registrant’s telephone number)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Shares of Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of the date of this Report, the Registrant had 26,539,190 shares of common stock issued and outstanding. Included in this figure are the 8,072,675 issued but not outstanding shares of common stock held in trust, see (Item 2, Management's Discussion and Analysis).

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACTIONVIEW INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(Unaudited)

	$	$
ASSETS
CURRENT ASSETS
Cash	36,558	41,855
Accounts receivable	79,702	87,463
Inventory	139,629	116,846
Prepaid expenses and other	33,563	302,876

	289,452	549,040
FIXED ASSETS, net of $81,942 and $74,219 accumulated depreciation	74,048	81,771
INTELLECTUAL PROPERTY RIGHTS, net of $129,897 and
$74,227 accumulated amortization	2,096,906	2,152,576
GOODWILL	431,572	431,572

	2,891,978	3,214,959

LIABILITIES
CURRENT LIABILITIES
Bank indebtedness (Note 3)	76,447	65,450
Accounts payable and accrued liabilities	144,966	136,073
Deferred revenue	805	1,645
Notes payable	20,000	20,000
Current portion of long-term debt	27,724	30,631
Due to related parties (Note 6)	53,963	19,932

	323,905	273,731
LONG-TERM DEBT (Note 4)	41,587	46,840

	365,492	320,571

CONTINGENCIES AND COMMITMENTS (Note 7)

STOCKHOLDERS' EQUITY
COMMON STOCK (Note 5)
$0.001 par value; 75,000,000 shares authorized
18,466,515 issued and outstanding (2003 - 16,300,015	18,466	16,300
ADDITIONAL PAID IN CAPITAL	3,125,962	2,952,628
COMMON STOCK PURCHASE WARRANTS	76,200	56,700
EXCHANGEABLE SHARES	2,421,803	2,421,803
ACCUMULATED DEFICIT	(3,115,945)	(2,553,043)

	2,526,486	2,894,388

	2,891,978	3,214,959

The accompanying notes are an integral part of these interim consolidated financial statements.

ACTIONVIEW INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For The Three Months
	Ended
	March 31,
	2004	2003
	$	$

REVENUES	47,505	-
COST OF REVENUES	27,022	-

GROSS PROFIT	20,483	-

OPERATING EXPENSES

General and administrative expenses	576,785	51,592

TOTAL OPERATING EXPENSES	576,785	51,592

NET LOSS FOR THE PERIOD
BEFORE INTEREST EXPENSE	(556,302)	(51,592)

Interest expense	6,600	7,100

NET LOSS FOR THE PERIOD	(562,902)	(58,692)

BASIC NET LOSS PER SHARE	(0.03)	(0.01)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	17,938,339	4,014,674

The accompany notes are an integral part of these interim consolidated financial statements.

       ACTIONVIEW INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Month Period Ended
	March 31,
	2004	2003
	$	$

CASH FLOW FROM OPERATING ACTIVITIES
Net loss for the period	(562,902)	(58,692)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation and amortization	63,393	-
Cost of repricing warrants	-	8,134

Changes in operating assets and liabilities
Decrease in accounts receivable	7,761	-
Increase in inventory	(22,783)	-
Decrease (Increase) in prepaid expenses and other assets	269,313	(34,125)
Accrued and unpaid fees payable	45,000	-
Increase in accounts payable	8,893	84,962
Decrease in deferred revenue	(840)	-

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(192,165)	279

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	195,000	-
Long term debt repayments	(8,160)	-
Bank indebtedness	10,997	-
Related party repayments	(10,969)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	186,868	-

INCREASE (DECREASE) IN CASH	(5,297)	279

CASH, BEGINNING OF THE PERIOD	41,855	7

CASH, END OF THE PERIOD	36,558	286

Supplemental disclosure of cash flow information:

Interest paid on debt	6,600	7,100

Cashless exercise of options:
Common Stock	(1,741)	-
APIC	1,741	-
Issuance of common stock purchase warrants:
Common stock purchase warrants	(19,500)	-
APIC	19,500	-

The accompanying notes are an integral part of these interim consolidated financial statements.

ACTIONVIEW INTERNATIONAL, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004 (Unaudited)

NOTE 1 - NATURE OF OPERATIONS

ActionView International, Inc. (the "Company"), is in the business of manufacturing, assembly and marketing of programmable scrolling backlit billboard poster signs used in retail advertising venues. The Company was incorporated on January 26, 1986, under the laws of the State of Nevada, and its principal executive offices are headquartered in Vancouver, British Columbia, Canada.

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2003, included in the Company’s annual report on Form 10-KSB.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies are included in the Company’s 2003 Annual Report. Additional significant accounting policies which affect the Company or which have been developed since December 31, 2003 are summarized below:

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

Inventory

Inventory consists of programmable scrolling backlit billboard poster signs and is valued at the lower of cost or net realizable values. Cost is determined on "the first-in, first-out basis."

Intangible assets

Goodwill is tested for impairment annually. The Company’s intellectual property is being amortized over its expected life of 10 years. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset.

Foreign currency transactions

The financial statements of the Company’s foreign subsidiaries are measured using the Canadian dollar as the functional currency. Assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at the average exchange rates for the period. The resulting cumulative translation adjustments have been recorded as a separate component of stockholder’s equity. Foreign currency transaction gains and losses are included in consolidated net losses.

Comprehensive income

The Company presents comprehensive income in its Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income. Total comprehensive income includes, in addition to net loss, changes in equity that are excluded from the Consolidated Statements of Operations and are recorded directly into the separate section of stockholders’ equity on the Consolidated Balance Sheets.

ACTIONVIEW INTERNATIONAL, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004 (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue recognition

The Company's revenue is primarily derived from the sale of signs and related services, advertisement income, sign rental revenue and franchise fees. ActionView’s revenue consists of advertising and related service revenues. The Company records revenue when the amount is fixed or determinable, delivery has occurred or services have been performed, and collection is reasonably assured.

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

Comparative figures

Certain of the comparative figures have been restated to conform to the current period’s presentation.

NOTE 3 - BANK INDEBTEDNESS

Action View has arranged an operating line of credit to a maximum of US$76,500 (Can$100,000) payable on demand and bearing interest at the Royal Bank of Canada prime plus 1.55% per annum. Both the operating line of credit and the long term debt described in Note 4 below are secured by a general security agreement over the assets of ActionView.

NOTE 4- LONG TERM DEBT

Security over the following debt is described in Note 3 above.

(i) Term loan with the Royal Bank, bearing interest at Royal Bank prime plus 2.25% per annum with monthly principal payments of $1,273 (Cdn
$1,650) plus interest.	$13,046

(ii) Business Development Corporation ("BDC") loan, bearing interest at
BDC prime plus 2% per annum with monthly payments of interest only, the principal being repayable on November 23, 2007 and monthly
principal payments of $612 (Cdn $800) commencing October 2002.	26,909

(iii) BDC loan, bearing interest at BDC prime plus 2% per annum with monthly principal payments of $612 (Cdn $800) plus interest and due
March 23, 2008.	29,356

69,311
Less: current portion of loans	(27,724)

$41,587

ACTIONVIEW INTERNATIONAL, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004 (Unaudited) NOTE 4 - LONG TERM DEBT, continued

Principal repayment

The aggregate amount of principal payments required in each of the next five years to meet debt retirement provisions are as follows:

Period Ending

March 31, 2004	$27,734
March 31, 2005	14,688
March 31, 2006	14,688
March 31, 2007	12,201

$69,311

NOTE 5 - COMMON STOCK

On January 16, 2004, the Board of Directors approved the exercise of 1,935,000 warrants at the exercise price of $0.10 per warrant on a “cashless” basis. As a result, 1,741,500 unrestricted common shares were issued to the warrant holders in exchange for the surrender of 193,500 warrants.

In January and February of 2004 the Company issued a total of 250,000 units of the 2,000,000 Unit Offering commenced in the fourth quarter of 2003, at $0.50 each for proceeds of $125,000, comprised of one common share and one common share purchase warrant for the purchase of a common share at $0.55. The warrants have a term of three years and will expire by February 20, 2007. The fair value of the warrants was estimated to be $12,500 and has been recorded as a separate component of stockholders’ equity.

In March the Company issued a total of 175,000 units at $0.40 for each unit for proceeds of $70,000 under Regulation S. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.45. The warrants have a term of three years and will expire on March 9, 2007. The fair value of the warrants was estimated to be $7,000 and has been recorded as a separate component of stockholders’ equity.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 2004, $45,000 (2003 - $NIL) of management fees were incurred to the directors of the Company. As at March 31, 2004, $8,963 is owing to a private company controlled by a director and $45,000 is owing to the two directors of the Company. All related party liabilities are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 7 - COMMITMENT AND CONTINGENCIES

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the on-going assumption applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The continued operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund its working capital requirements, and upon future profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. To date, the Company has incurred losses since inception totaling $3,115,945. The Company is planning additional ongoing equity financing by way of private placements to fund its obligations and operations.

ACTIONVIEW INTERNATIONAL, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004 (Unaudited)

NOTE 7 - COMMITMENT AND CONTINGENCIES continued

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

Given the Company's limited operating history and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 8 - SUBSEQUENT EVENTS

On April 15, 2004, the Board of Directors approved the exercise of 310,000 warrants at the exercise price of $0.10 per warrant on a “cashless” basis. As a result, the Company is in the process of issuing 250,000 unrestricted common shares to the warrant holders in exchange for the surrender of 60,000 warrants.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS

The consolidated financial statements include the accounts of the company ActionView International, Inc., a Nevada Corporation and its 100% interest in 6126421 Canada Ltd. (“6126421”), a Canadian company. 6126421 owns 100% of the issued and outstanding shares of Action View Advertising Systems, Inc., ("ActionView") a British Columbia Corporation. AV Advertising is in the business of manufacturing, assembly and marketing of programmable scrolling backlit billboard poster signs used in retail advertising venues.

BUSINESS HISTORY AND DEVELOPMENT

Actionview International, Inc. formerly known as Acquisition Media, Inc. (the “Company”), is a Nevada Corporation which currently trades on the OTC Bulletin Board under the symbol “AVWI” and is referred to in this Form 10-QSB as the “Company”, the “Registrant” or the “Issuer”. The Company is also listed for trading on the Berlin-Bremen Stock Exchange under the symbol “VW6”.

In August of 2002, the Company changed its name from Inform Media Group, Inc. to Acquisition Media, Inc.

During 2003, and until August of 2003, the Company was attempting to acquire an active business. In August of 2003, the Company changed its name to “Actionview International, Inc.” to reflect its acquisition of a new business as described below.

THE ACQUISITION OF THE ACTIONVIEW BUSINESS

Pursuant to an agreement (the “Action View Acquisition Agreement”) dated August 18, 2003, as amended August 25, 2003 and September 9, 2003, between the Company, 6126421 Canada Ltd., Action View Advertising Systems, Inc. (“Action View”), Action View’s shareholders and the two principals of Action View, 100% of the issued and outstanding common shares of Action View were acquired by 6126421 Canada Ltd. in exchange for 1,000,000 exchangeable shares (the “Exchangeable Shares”) of 6126421 Canada Ltd.

By a concurrent agreement (the “IP Agreement”) dated September 9, 2003, the Company through its wholly-owned Canadian subsidiary (6126421 Canada Ltd.), acquired certain Intellectual Properties rights (the “Intellectual Property Rights”) relating to a computer programmable, scrolling, backlit, billboard poster sign in exchange for the issuance of 7,422,675 Exchangeable Shares.

The Company issued the 7,422,675 Exchangeable Shares of 6126421 Canada Ltd. to the principals of Action View Advertising Systems, Inc., Rick Mari and Christopher Stringer.

The Company, concurrently with the Action View Acquisition Agreement’s closing, issued 327,325 restricted common shares to settle the shareholder’s loans between Action View Advertising Systems, Inc. and its principals – Chris Stringer and Rick Mari.

A holder of any of the total 8,422,675 Exchangeable Share issued under the if agreement and the Action View acquistion agreement may, at any time, require 6126421 Canada Ltd. to repurchase the exchangeable share for an amount equal to the then current market value of the Company’s common stock. 6126421 Canada Ltd. may, at its option, satisfy the resulting obligation to repurchase the exchangeable shares in cash or it may elect to have the obligation satisfied by the issuance of shares of common stock by the Company. The Company is required to issue to a trustee, a sufficient number of shares of common stock to satisfy this obligation. The holders of the exchangeable shares are granted votes in the Company on a basis of one vote for every exchangeable share held.

Concurrently with 6126421 Canada Ltd.’s issuance of 8,422,675 exchangeable shares, the Company issued 8,422,675 of its common shares to a Trustee in the event that the exchangeable shares were exchanged. To date a total of 350,000 exchangeable shares have been exchanged for company shares by former shareholders of Action View Advertising Systems, Inc.

Action View Advertising Systems, Inc. was incorporated on July 6, 1999 as a British Columbia corporation and has, for the previous 4 years since inception been engaged in the development, assembly and marketing of a programmable, scrolling, backlit poster billboard for use in the retail advertising market.

The Company, through its wholly-owned subsidiary, Action View Advertising Systems, Inc., is now engaged in the development, assembly, and marketing of a computer programmable, scrolling backlit, billboard poster sign, for use in retail advertising venues.

The Company’s principal place of business is located at Suite 103 –221 East 10th Avenue, Vancouver, British Columbia, Canada. It’s telephone number is (604) 878-0200 or toll free (866) 878-0200 and it’s facsimile number is (604) 879-8224.

Company Activity

We are in the process of placing our scrolling billboards in several high-profile installations such as one of Sunoco’s outlets and the Dubai Trade Centre. We are in the process of entering into a written agreement with a joint venture partner in Hong Kong to commence business as a joint venture in Hong Kong and install signs for the Broadway Theatre Group in Hong Kong.

In February of 2004, we installed a backlit, scrolling sign system at a showcase store of Canada’s largest automotive and hardware products retailer. This sign is still being evaluated by management of the retailer.

In early March of 2004, we completed installation of the ActionView motion billboard system into a branch of the world’s largest home improvement chain. The signs were installed to showcase “in house” services. The tests were completed and upper management decided not to use the signs for in house services as they were deemed too costly for such a program. We will pursue our normal application for the signs which is to generate revenues through the sales of advertising to the suppliers of the retailer.

In March we shipped a sign for approval to the head office of Woolworth’s Australia. Woolworth’s and it’s subsidiaries collectively are the largest retailer in Australia with approximately 1200 outlets.

We have invested resources in development of new products in 2004. We have started building our next generation sign controller which features more innovative features and broader application capability.

We have also completed building a broader array of sizes of the ActionView billboard. In order to deliver the maximum exposure at economical rates we have completed two new sizes;

     1) 5.5 feet wide X 8.5 feet tall capitalizes on the capabilities of the poster printing industry.

     2) 5 feet tall X 16 feet wide super size sign designed for use in subway systems and airports.

     These billboard sizes would be built for the Company, owned by the company and installed in various locations.

Overview

Results of Operations

Revenues

Revenue increased by $47,505 or 100% from $nil for the three month period ended March 31, 2003 to $47,505 for the three month period ended March 31, 2004. The increase in revenue was caused by a change in business direction. During 2004, we plan to continue to increase sales by continuing to introduce new products and to market our product.

There were no revenues for the three month periods ended March 31, 2003 and 2002.

Cost of Sales

Cost of sales increased by $27,022 or 100% from $nil for the three month period ended March 31, 2003 to $27,022 for the three month period ended March 31, 2004. The increase was due to an increase in sales during the year. Our gross margin increased $20,483 or 100% from $nil for the three month period ended March 31, 2003 to $20,483 for the three month period March 31, 2004. As a percentage of revenue, our gross margin was 43% for the three month period ended March 31, 2004. During 2004 we expect our gross margin to remain in the 40% to 45% range.

There was no cost of sales for the three month period ended March 31, 2003 and 2002.

Operating Expenses

Operating expenses increased by $525,193 or 1.018% from $51,592 for the year ended March 31, 2003 to $576,785 for the three month period ended March 31, 2004. The increase was primarily due to increases of $1,000 in bad debts, $63,000 in depreciation, $299,093 in investor relations, $72,000 in marketing, $13,000 in office and administration, $22,000 in professional fees, $7,000 in regulatory fees, $2,000 in rent and utilities, $58,200 in salaries, subcontract and management fees, $6,200 in travel and $2,700 in telephone and internet offset by a decrease of $21,000 in consulting fees. The increase in operating costs was primarily caused a change in business direction (the Company acquired Actionview) and increased investor relations activities.

The net loss for the three months ended March 31, 2004 was $562,902. Our net loss for the three months ended March 31, 2003 was $58,692 comapared to a net loss of $88,338 for the three months ended March 31, 2002. The Company was essentially inactive for the 2003 period while the 2004 period represents the net loss for the active business now being engaged in.

Liquidity and Capital Resources

We had cash of $36,558 and a working capital deficit of $34,453 at March 31, 2004. During the three month period ended March 31, 2004, we used $192,165 in cash for operating activities, primarily due to an operating loss of $562,902 and an increase in inventory of $22,783 and a decrease in deferred revenue of $840, offset by depreciation of $63,393, a decrease in accounts receivable of $7,761, a decrease in prepaid expenses of $269,313, an increase in accrued and unpaid fees of $45,000 and an increase in accounts payable of $8,893. Cash used in operations of $192,165 was financed by an increase in bank indebtedness of $10,977 and issuance of common stock for cash of $195,000 offset by repayment of long term debt of $8,160 and a decrease in related party advances of $10,969. A decrease in working capital of $309,762 was due to a decrease in current assets of $259,588 and an increase in current liabilities of $50,174. We have accumulated a deficit of $3,115,945 since inception and have stockholders’ equity of $2,526,486. We have no contingencies or long-term commitments.

Plan of Operation for the Next Twelve Months

For the next twelve months we plan to continue to solidify contracts that are currently in the negotiation or test phase and we plan to aggressively market our product to increase sales, build market share and brand recognition. Our goal is to place 1000 signs through a network of several clients this coming year. At present, we have 60 signs installed.

During the period ending March 31, 2004, we have been focusing on effectuating and implementing our business plan that includes building product recognition, gaining market share, meeting customer expectations, tailoring products to meet customer specifications, following up and ensuring customer satisfaction, and staying on the leading edge of technology. We expect to incur significant marketing costs and will require additional financing to continue implementing our business plan. We plan to reduce our losses in the next year by increasing sales and reducing certain operating expenses that were associated with changes in management, dealing with the complexities of taking our private company public and physically moving our administrative offices and warehouse facilities. However, there is no assurance that we will be able to obtain additional financing. There is no assurance that we will be able to build product recognition, gain market share, meet customer expectations, tailor products to meet customer specifications, follow up and ensure customer satisfaction, or stay on the leading edge of technology. The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

We estimate that the Company will require the following funding for the next twelve months of operations:

Acquisition of sign inventory	$1,500,000
Monthly overhead requirements	900,000
Contingency allowance	100,000

$2,500,000

Over the next 12 months, we expect to have continual and consistent growth. However, in order to implement our business plan, we expect that during 2004 our operating costs will more than offset our gross profit.

We anticipate funding our working capital needs for the next 12 months through an increase in sales, the equity capital markets, private advances and loans. Although the foregoing actions are expected to cover our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, no assurance can be given that we will be able to raise sufficient cash to meet these cash requirements.

We plan to improve cash flow and operating results by selling signs and related products, from advertising income, from sign rentals, from franchise fees and from raising additional capital through private placements of stock, private advances, and loans.

We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future. As we expand our customer base and product lines, we will need to hire additional employees, agents, distributors or independent contractors as well as purchase or lease additional equipment.

We are dependent for our continuing operations on further debt or equity financings. Failure to obtain such financings could result in the company being unable to continue its operations

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. The following paragraphs include a discussion of accounting policies critical to ActionView:

Inventory

Inventory consists of programmable scrolling backlit billboard poster signs and is valued at the lower of cost or net realizable values. Cost is determined on "the first-in, first-out basis."

Intangible Assets

Goodwill is tested for impairment annually. The Company’s intellectual property is being amortized over its expected life of 10 years. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset.

Revenue recognition

The Company's revenue is primarily derived from the sale of signs and related services, advertisement income, sign rental revenue and franchise fees. ActionView’s revenue consists of advertising and related service revenues. The Company records revenue when the amount is fixed or determinable, delivery has occurred or services have been performed, and collection is reasonably assured.

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

Contractual Obligations

The following table provides a summary of ActionView's debt obligation as of March 31, 2004

	2004	2005	2006	2007

Debt Repayments	$124,181	$14,688	$14,688	$12,2001

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transactions, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (I) any obligation arising under a guarantee contract, derivative instrument or variable interest: or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support of such assets.

Internal and External Sources of Liquidity

ActionView has funded its operations principally from issuance of common stock and borrowings in the form of advances from related parties.

Inflation

ActionView does not believe that inflation will have a material impact on its future operations.

Uncertainties relating to Forward Looking Statements

This Form 10-QSB Quarterly Report contains “forward-looking statements”. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about ActionViews strategy for growth, product development, market position, expenditures and financial results are forward-looking statements.

Forward-looking statements in this Form 10-QSB include the following expectations:

1.	ActionView will install test signs for the Broadway Theatre Group in Hong Kong.
2.	ActionView will be able to pursue their normal application for the signs which is to generate revenues through the sales of advertising to the suppliers of the retailer.
3.	Woolworths will approve the test signs.
4.	ActionView’s next generation sign controller will have more innovative features and broader application capability.
5.	ActionView’s two new signs will deliver maximum exposure at economical rates.
6.	ActionView will continue to increase sales by continuing to introduce new products and to market their product.
7.	ActionView’s gross margin will remain in the 40% to 45% range.
8.	ActionView will solidify contracts that are currently in the negotiation or test phase.
9.	ActionView will aggressively market their product.
10.	ActionView’s sales will increase.
11.	ActionView will build market share and brand recognition.
12.	ActionView will place 1,000 signs this coming year.
13.	ActionView will build product recognition, gain market share, meet customer expectations, tailor products to meet customer specifications, follow up and ensure customer satisfaction and stay on the leading edge of technology.
14.	ActionView will require additional financing to implement their business plan.
15.	ActionView will mitigate its losses in future by increasing sales and reducing certain operating expenses.
16.	ActionView will require $2.5 million in funding for the next twelve to eighteen months of operations.
17.	ActionView will have continual and consistent growth over the next twelve months.
18.	ActionView’s operating costs will more than offset their gross profit.
19.	ActionView will fund their working capital needs for the next twelve months through an increase in sales, the equity capital markets, private advances and loans.
20.	ActionView will improve cash flow and operating results by selling signs and related products, from advertising income, from sign rentals from franchise fees and from raising additional capital through private placements of stock, private advances and loans.
21.	ActionView will hire additional employees, agents, distributors and independent contractors as well as purchase or lease additional equipment as they expand their customer base and product lines

All forward-looking statements are made as of the date of filing of this Form 10-QSB and ActionView disclaims any duty to update such statements.

Certain parts of this Form 10-QSB may contain “forward-looking statements” within the meaning of the Securities Exchange Act of 1934 based on current management’s expectations. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

ActionView may, from time to time, make oral forward-looking statements. ActionView strongly advises that the above paragraph and the risk factors described in this quarterly report and in ActionView’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of ActionView to materially differ from those in the oral forward-looking statements. ActionView disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

Currency Risks and Fluctuations

The Company’s revenues to date and for the foreseeable future are received in Canadian dollars. The Canadian dollar has, in the quarter ending March 31, 2004, depreciated against the US dollar in which the Company’s financial statements are prepared. If this trend continues, and given that some major expenses of the Company are fixed in US dollars, the Company’s operating results could be negatively impacted by such currency fluctuations.

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

ITEM 2. CHANGES IN SECURITIES

On January 16, 2004, the Board of Directors approved the exercise of 1,935,000 outstanding warrants. As a result, 1,741,500 common shares were issued to the holders of these outstanding warrants in exchange for their surrender of 193,500 of their warrants. As the exercise did not result in proceeds to the Registrant, no use of proceeds is available. The 1,741,500 common shares may be made available for resale pursuant to Rule 144 and provided that their holders comply with the provisions of said Rule.

In January and February of 2004 the Registrant issued, without registration under the Securities Act of 1933 and pursuant to Regulation S, a total of 250,000 units of a planned 2,000,000 unit offering at $0.50 per unit for total proceeds of $125,000. Each unit is comprised of one common share and one common share purchase warrant for the purchase of a common share at $0.55. The warrants have a term of three years and will expire by February 20, 2007. Proceeds of the sale of the 250,000 units were used for general working capital purposes. Costs of the offering were minimal.

The 250,000 units were issued without registration under the Securities Act of 1933 pursuant to Regulation S.

In March the Company issued a total of 175,000 units at $0.40 for each unit for proceeds of $70,000. Each unit is comprised of one common share and one share purchase warrant entitling the holder to purchase one common share for $0.45. The warrants have a term of three years and will expire on March 9, 2007. Proceeds of the sale of the 175,000 units were used for general working capital purposes. Costs of the offering were minimal.

The 175,000 units and the 250,000 units were issued without registration under the Securities Act of 1933 pursuant to Regulation S, Rule 903 (Category 3, equity securities) and:

- - the sales were made in a offshore transactions;
- - no directed selling efforts were made in the United States by the Company;
- - the purchasers confirmed that they were not a US person and were not acquiring the securities for the account or benefit of any US person;
- - the purchasers agreed to resell such securities only in accordance with the provisions of the Securities Act of 1933 or regulations applicable to their securities;
- - the securities contained a legend to the effect that transfer was prohibited unless the securities were first registered under the Securities Act of 1933 or resale was made pursuant to an exemption therefrom.

The offers and sales were not made to any US person or for the account or benefit of a US person.

No commission or professional fees were paid in connection with the Company's sales of unregistered securities under Regulation S.

Neither we nor any person acting on our behalf offered or sold the foregoing securities by means of any form of general solicitation or general advertising. All purchasers represented in writing that they acquired the securities for their own accounts. A resale legend has been provided for the stock certificates stating that the securities have not been registered under the Securities Act of 1933 and cannot be resold or otherwise transferred without registration or an exemption (such as that provided by Regulation S or Rule 144).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K. The Registrant filed no reports on Form 8-K during the period ended March 31, 2004.

(b)	Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index below.

EXHIBIT INDEX

Number Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Report on Form 10KSB for the year ended December 31, 1997)

3.2	ByLaws (incorporated by reference to Exhibit 3.3 of the Form 10KSB filed on December 31, 1997)

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTIONVIEW INTERNATIONAL, INC.

Dated: May 17, 2004	By: /s/ Christopher Stringer
Christopher Stringer, President, Chief
Financial Officer and Chief Accounting
Officer

By: /s/ Rick Mari
Corporate Secretary and Chief Executive Officer, Director,