Form 10QSB
period 2004-06-30
ACTIONVIEW INTERNATIONAL INC
filed 2004-08-16
CIK 789667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM___________ TO __________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of the date of this Report, the Registrant had 29,039,190 shares of common stock issued and outstanding. Included in this figure are the 8,072,675 issued but not outstanding shares of common stock held in trust, see (Item 2, Management's Discussion and Analysis).

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

SIGNATURE

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACTIONVIEW INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(Unaudited)

	$	$
ASSETS
CURRENT ASSETS
Cash	289,361	41,855
Accounts receivable	64,160	87,463
Inventory	148,497	116,846
Prepaid expenses and other	61,301	302,876

	563,319	549,040
FIXED ASSETS, net of $91,766 and $74,219 accumulated depreciation	70,503	81,771
INTELLECTUAL PROPERTY RIGHTS, net of $185,567 and
$74,227 accumulated amortization	2,041,236	2,152,576
GOODWILL	431,572	431,572

	3,106,630	3,214,959

LIABILITIES
CURRENT LIABILITIES
Bank indebtedness (Note 3)	-	65,450
Accounts payable and accrued liabilities	138,788	136,073
Deferred revenue	13,714	1,645
Notes payable	20,000	20,000
Advance payable	7,752	-
Current portion of long-term debt	23,133	30,631
Due to related parties (Note 6)	60,426	19,932

	263,813	273,731
LONG-TERM DEBT (Note 4)	36,869	46,840

	300,682	320,571

GOING CONCERN CONTINGENCY (Note 7)

STOCKHOLDERS' EQUITY
COMMON STOCK (Note 5)
$0.001 par value; 75,000,000 shares authorized
18,466,515 issued and outstanding (2003 - 16,300,015)	20,966	16,300
ADDITIONAL PAID IN CAPITAL	3,513,962	2,952,628
OBLIGATION TO ISSUE SHARES	50,000	-
COMMON STOCK PURCHASE WARRANTS	76,200	56,700
EXCHANGEABLE SHARES	2,421,803	2,421,803
ACCUMULATED DEFICIT	(3,276,983)	(2,553,043)

	2,805,948	2,894,388

	3,106,630	3,214,959

The accompanying notes are an integral part of these interim consolidated financial statements.

ACTIONVIEW INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For The Three Months		For The Six Months
	Ended		Ended
	June 30,		June 30,
	2004	2003	2004	2003

	$	$	$	$

REVENUES	51,758	-	99,263	-
COST OF REVENUES	40,968	-	67,990	-

GROSS PROFIT	10,790	-	31,273	-

OPERATING EXPENSES

General and administrative expenses	166,429	66,257	746,748	117,849

TOTAL OPERATING EXPENSES	166,429	66,257	746,748	117,849

NET LOSS FOR THE PERIOD
BEFORE INTEREST EXPENSE	(155,639)	(66,257)	(715,475)	(117,849)

Interest expense	5,401	7,100	8,465	14,200

NET LOSS FOR THE PERIOD	(161,040)	(73,357)	(723,940)	(132,049)

BASIC NET LOSS PER SHARE	(0.01)	(0.02)	(0.04)	(0.03)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	18,933,548	4,496,817	18,447,207	4,257,007

The accompany notes are an integral part of these interim consolidated financial statements.

ACTIONVIEW INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

						Common
	Common Shares		Exchangeable Shares		Additional	Stock		Total
	Number of		Number of		Paid-in	Purchase	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Equity/(Deficit)

Balance - December 31, 2002	4,014,674	4,015	-	-	764,938	-	(1,591,629)	(822,676)
Beneficial conversion price of warrants	-	-	-	-	8,134	-	-	8,134
Stock issued for services at $0.065 per share	975,000	975	-	-	62,400	-	-	63,375
Units issued in settlement of convertible notes
and accrued $0.05 per share interest at	6,700,000	6,700	-	-	328,300	-	-	335,000
Shares issued in settlement of interest on
convertible notes at $0.05 per share	1,332,460	1,332	-	-	65,291	-	-	66,623
Shares issued in settlement of directors'
advances at $0.30 per share	327,325	327	-	-	97,870	-	-	98,197
Units issued on settlement of convertible
notes at $0.25 per share	352,000	352	-	-	78,848	8,800	-	88,000
Shares issued in settlement of accrued interest
on convertible notes at $0.31 per share	16,110	16	-	-	5,006	-	-	5,022
Units issued on settlement of convertible
notes at $0.40 per share	250,000	250	-	-	89,750	10,000	-	100,000
Units issued for cash at $0.50 per unit	958,000	958	-	-	430,142	47,900	-	479,000
Shares issued on exercise of warrants at
$0.30 per share	250,000	250	-	-	84,750	(10,000)	-	75,000
Shares issued on settlement of debt at
$0.50 per share	774,446	775	-	-	386,449	-	-	387,224
Exchangeable shares issued at $0.30 per share	-	-	8,422,675	2,526,803	-	-	-	2,526,803
Exchangeable shares converted at
$0.30 per share	350,000	350	(350,000)	(105,000)	104,650	-	-	-
Stock options granted	-	-	-	-	446,100	-	-	446,100
Net loss for the year ended December 31, 2003	-	-	-	-	-	-	(961,414)	(961,414)
Balance - December 31, 2003	16,300,015	16,300	8,072,675	$2,421,803	$2,952,628	$56,700	$(2,553,043)	$2,894,388
Units issued for cash under Reg S at $0.50
per share	250,000	250	-	-	112,250	12,500	-	125,000
Units issued for cash under Reg S at $0.40
per share	175,000	175	-	-	62,825	7,000	-	70,000
Exercise of warrants on a cashless basis at $0.001
per share	1,741,500	1,741	-	-	(1,741)	-	-	-
Private placement of shares issued for cash at $0.20
per share	2,500,000	2,500	-	-	438,000	-	-	440,500
Net loss for the six month period ended
June 30, 2004	-	-	-	-	-	-	(723,940)	(723,940)

	20,966,515	20,966	8,072,675	$2,421,803	$3,563,962	$76,200	$(3,276,983)	$2,805,948

ACTIONVIEW INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Month Period Ended
	2004	2003
	$	$

CASH FLOW FROM OPERATING ACTIVITIE
Net loss for the period	(723,940)	(132,049)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation and amortization	128,885	-
Common stock issued for services	-	63,375
Cost of repricing warrants	-	8,134

Changes in operating assets and liabilities
Decrease in accounts receivable	23,303	-
Increase in inventory	(31,651)	-
Decrease in prepaid expenses and other assets	241,575	-
Increase in accrued and unpaid fees payable	45,000	-
Increase in accounts payable and accrued liabilities	2,715	60,819
Increase in deferred revenue	12,069	-

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIE	(302,044)	279

CASH FLOWS FROM FINANCING ACTIVITIE
Issuance of common stock for cash	635,500	-
Long term debt repayments	(17,469)	-
Decrease in bank indebtedness	(65,450)	-
Advance payable	7,752
Related party repayments	(4,506)	-

NET CASH PROVIDED BY FINANCING ACTIVITIE	555,827	-

CASH USED IN INVESTING ACTIVITIE

Increase in fixed asset	(6,277)	-

INCREASE (DECREASE) IN CASH	247,506	279

CASH, BEGINNING OF THE PERIOD	41,855	7

CASH, END OF THE PERIOD	289,361	286

Supplemental disclosure of cash flow information

Interest paid on debt	8,465	14,200

Cashless exercise of options:
Common Stock	(1,741)	-
APIC	1,741	-
Issuance of common stock purchase warrants:
Common stock purchase warrants	(19,500)	-
APIC	19,500	-
Issuance of common stock in payment of agents commission
Accounts payable	(62,500)	-
APIC	62,500	-

The accompanying notes are an integral part of these interim consolidated financial statements.

NOTE 1 - NATURE OF OPERATIONS

ActionView International, Inc. (“AII” or the "Company"), is in the business of manufacturing, assembly and marketing of programmable scrolling backlit billboard poster signs used in retail advertising venues. The Company was incorporated on January 26, 1986, under the laws of the State of Nevada, and its principal executive offices are headquartered in Vancouver, British Columbia, Canada.

Basis of Presentation

The unaudited interim consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2003, included in the Company’s annual report on Form 10-KSB.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies are included in the Company’s 2003 Annual Report. Significant accounting policies which affect the Company or which have been developed since December 31, 2003 are summarized below:

Consolidated financial statements:

These consolidated financial statements include the accounts of the Company, a Nevada Corporation and its 100% interest in 6126421 Canada Ltd. (its wholly-owned Canadian subsidiary incorporated August 11, 2003) (“612 Canada“). 612 Canada also owns 100% of the issued and outstanding shares of ActionView Advertising Systems, Inc. (“ActionView”), a British Columbia corporation acquired effective September 9, 2003. ActionView acquired 50% of the issued and outstanding shares of ActionView Far East Limited (“AVFE”), a company incorporated in Hong Kong on February 20, 2004. AVFE did not commence business operations until August 2004 and has no material assets or liabilities at June 30, 2004.

Inventory

Inventory consists of programmable scrolling backlit billboard poster signs and is valued at the lower of cost or net realizable values. Cost is determined on "the first-in, first-out basis."

Intangible assets

Goodwill is tested for impairment annually or more frequently if facts and circumstances indicate that impairment may have occurred. The Company’s intellectual property is being amortized over its expected life of 10 years. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset.

Foreign currency transactions

The financial statements of the Company’s foreign subsidiaries are measured using the United States dollar as the functional currency. Assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at the average exchange rates for the period. The resulting foreign currency transaction and translation gains and losses are included in consolidated net losses.

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

NOTE 3-- BANK INDEBTEDNESS

Action View has arranged an operating line of credit to a maximum of US$74,300 (Can$100,000) payable on demand and bearing interest at the Royal Bank of Canada prime plus 1.55% per annum. At June 30, 2004 and December 31, 2003 the Company was indebted to the Royal Bank of Canada in the amounts of $Nil and $76,447. Both the operating line of credit, and the long term debt described in Note 4 below, are secured by a general security agreement over the assets of Action View and are guaranteed by the two directors of Action View.

NOTE 4- LONG TERM DEBT

Security over the following debt is described in Note 3 above.

(i) Term loan with the Royal Bank, bearing interest at Royal Bank prime plus 2.25% per annum with monthly principal payments of $1,226 (Cdn
$1,650) plus interest.	$8,861

(ii) Business Development Corporation ("BDC") loan, bearing interest at
BDC prime plus 2% per annum with monthly payments of interest only, the principal being repayable on November 23, 2007and monthly
principal payments of $595 (Cdn 800) commencing October 2002. $	24,381

(iii) BDC loan, bearing interest at BDC prime plus 2% per annum with monthly principal payments of $595 (Cdn $800) plus interest and due
March 23, 2008.	26,760

60,002
Less: current portion of loans	(23,133)

$36,869

NOTE 4 - LONG TERM DEBT, continued

Principal repayment
The aggregate amount of principal payments required in each of the next five years to meet debt retirement provisions are as follows:

Year Ending

June 30, 2005	$23,133
June 30, 2006	14,280
June 30, 2007	14,280
June 30, 2008	8,309

$60,002

NOTE 5 - COMMON STOCK

On January 16, 2004, the Board of Directors approved the exercise of 1,935,000 warrants at the exercise price of $0.10 per warrant on a “cashless” basis. As a result, 1,741,500 unrestricted common shares were issued to the warrant holders in exchange for the surrender of 193,500 warrants.

In January and February of 2004 the Company issued a total of 250,000 units of the 2,000,000 Unit Offering commenced in the fourth quarter of 2003, at $0.50 each for proceeds of $125,000, comprised of one common share and one common share purchase warrant for the purchase of a common share at $0.55, under Regulation S. The warrants have a term of three years and will expire by February 20, 2007. The fair value of the warrants was estimated to be $12,500 and has been recorded as a separate component of stockholders’ equity.

In March 2004 the Company issued a total of 175,000 units at $0.40 for each unit for proceeds of $70,000 under Regulation S. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.45. The warrants have a term of three years and will expire on March 9, 2007. The fair value of the warrants was estimated to be $7,000 and has been recorded as a separate component of stockholders’ equity.

On March 31, 2004, the Company entered into a Private Placement Subscription Escrow Agreement whereby the Company agreed to offer privately through a private placement agent not less than 500,000 nor more than 10,000,000 shares of the Company’s common shares at $0.20 per share, under Rule 506 of Regulation D. In return for arranging the financing the Company has agreed to pay, pursuant to a Placement Agent Agreement dated March 31, 2004 and agents fee of: (1) $10,000 upon signing the agreement; (2) 10% of the gross proceeds from the sale of the shares; and 10% of the shares of common stock sold to investors.

On June 15, 2004, the Company issued 1,250,000 shares at $0.20 per share for proceeds of $219,000 net of share issue costs of $31,000.

On June 17, 2004, the Company issued 1,250,000 shares at $0.20 per share for proceeds of $219,000 net of share issue costs of $31,000.

As of June 30, 2004, the Company has also recorded an obligation to issue shares with respect to the above financings in the amount of 250,000 shares valued at $50,000.

On April 15, 2004, the Board of Directors approved the exercise of 310,000 warrants at the exercise price of $0.10 per warrant on a “cashless” basis. As a result, the Company is in the process of issuing 250,000 unrestricted common shares to the warrant holders in exchange for the surrender of 60,000 warrants.

NOTE 5 - COMMON STOCK, continued

Exchangeable Shares

Pursuant to an agreement (the “ActionView Acquisition Agreement”) dated August 18, 2003, as amended August 25, 2003 and September 9, 2003, between the Company, 612 Canada, ActionView, ActionView’s shareholders and the two principals of ActionView, 100% of the issued and outstanding common shares of ActionView were acquired by 612 Canada in exchange for 1,000,000 exchangeable shares (the “Exchangeable Shares”) of 612 Canada.

By a concurrent agreement (the “IP Agreement”) dated September 9, 2003, the Company through its wholly-owned Canadian subsidiary 612 Canada, acquired certain Intellectual Properties rights (the “Intellectual Property Rights”) relating to a computer programmable, scrolling, backlit, billboard poster sign in exchange for the issuance of 7,422,675 Exchangeable Shares.

The Company issued the 7,422,675 Exchangeable Shares of 612 Canada to the principals of ActionView who subsequently became directors of the Company.

A holder of any of the total 8,422,675 Exchangeable Shares issued under the IP Agreement and the ActionView Acquisition Agreement may, at any time, require 612 Canada to repurchase the exchangeable shares for an amount equal to the then current market value of the Company’s common stock which was $.30 per share or $2,526,803. 612 Canada may, at its option, satisfy the resulting obligation to repurchase the exchangeable shares in cash or it may elect to have the obligation satisfied by the issuance of shares of common stock by the Company on the basis of one common share for each exchangeable share. The Company is required to issue to a trustee, a sufficient number of shares of common stock to satisfy this obligation. The holders of the exchangeable shares are granted votes in the Company on a basis of one vote for every exchangeable share held.

Concurrently with 612 Canada’s issuance of 8,422,675 exchangeable shares, the Company issued 8,422,675 of its common shares to a Trustee in the event that the exchangeable shares were exchanged. To date a total of 350,000 exchangeable shares have been exchanged for Company shares by former shareholders of ActionView.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 2004, $43,848 (2003 - $NIL) in management fees were accrued and payable to the directors of the Company. As at June 30, 2004, the Company was indebted to a private company controlled by a director in the amount of $3,687. At June 30, 2004 the Company was indebted to a company controlled by a director of the Company in the amount of $12,891. All related party liabilities are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 7 – GOING CONCERN CONTINGENCY

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the on-going assumption applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The continued operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund its working capital requirements, and upon future profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. To date, the Company has incurred losses since inception totaling $3,276,983. The Company is planning additional ongoing equity financing by way of private placements to fund its obligations and operations.

NOTE 7 – GOING CONCERN CONTINGENCY, continued

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

NOTE 8- SUBSEQUENT EVENTS

On July 1, 2004, the Company issued 100,000 shares at $0.20 per share in respect of the March 31, 2004, Regulation D financing. The Company paid agents commission of $2,000 and will issue 10,000 of its common shares to the agent as a placement fee.

ITEM 2 –MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

THE FOLLOWING IS A DISCUSSION AND ANALYSIS OF THE CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF ACTIONVIEW INTERNATIONAL, INC. FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE HEREIN AND THE COMPANY’S FORM 10-KSB FILED DECEMBER 31, 2003.

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

During 2003, and until August of 2003, the company was attempting to acquire an active business. In August of 2003 the company changed its name to “ActionView International, Inc.” to reflect its acquisition of a new business as described below.

On February 20, 2004, the Company acquired a 50% interest in ActionView Far East Limited (“Far East”), a company incorporated in Hong Kong on February 20, 2004.

THE ACQUISITION OF THE ACTIONVIEW BUSINESS

Pursuant to an agreement (the “ActionView Acquisition Agreement”) dated August 18, 2003, as amended August 25, 2003 and September 9, 2003, between the Company, 6126421 Canada Ltd., ActionView Advertising Systems, Inc (“ActionView”), ActionView’s shareholders and the two principals of ActionView, 100% of the issued and outstanding common shares of ActionView were acquired by 6126421 Canada Ltd. In exchange for 1,000,000 exchangeable shares (the “Exchangeable Shares”) of 6126421 Canada Ltd.

By a concurrent agreement (the “IP Agreement”) dated September 9, 2003, the Company through its wholly-owned Canadian subsidiary (6126421 Canada Ltd.), acquired certain Intellectual Properties rights (the “Intellectual Property Rights”) relating to a computer programmable, scrolling, backlit, billboard poster sign in exchange for the issuance of 7,422,675 Exchangeable Shares.

The Company issued the 7,422,675 Exchangeable Shares of 6126421 Canada Ltd. to the principal of ActionView Advertising Systems, Inc., Rick Mari and Christopher Stringer.

The Company, concurrently with the ActionView Acquisition Agreement’s closing, issued 327,325 restricted common shares to settle the shareholder’s loans between ActionView Advertising Systems, Inc. and its principal – Christopher Stringer and Rick Mari.

A holder of any of the total 8,422,675 Exchangeable Shares issued under the IP Agreement and the ActionView Acquisition Agreement may, at any time, require 6126421 Canada Ltd. to repurchase the exchangeable shares for an amount equal to the then current market value of the Company’s common stock which was $.30 per share or $2,526,803. 6126421 Canada Ltd. may, at its option, satisfy the resulting obligation to repurchase the exchangeable shares in cash or it may elect to have the obligation satisfied by the issuance of shares of common stock by the Company on the basis of one common share for each exchangeable share. The Company is required to issue to a trustee, a sufficient number of shares of common stock to satisfy this obligation. The holders of the exchangeable shares are granted votes in the Company on a basis of one vote for every exchangeable share held.

Concurrently with 6126421 Canada Ltd.’s issuance of 8,422,675 exchangeable shares, the Company issued 8,422,675 of its common shares to a Trustee in the event that the exchangeable shares were exchanged. To date a total of 350,000 exchangeable shares have been exchanged for Company shares by former shareholders of ActionView Advertising Systems, Inc.

ActionView Advertising Systems, Inc. was incorporated on July 6, 1999 as a British Columbia corporation and has, for the previous 5 years since inception been engaged in the development, assembly, and marketing of a programmable, scrolling, backlit poster billboard for use in the retail advertising market.

The Company, through its wholly-owned subsidiary, ActionView Advertising Systems, Inc., is now engaged in the development, assembly, and marketing of a computer programmable, scrolling backlit, billboard poster sign, for use in retail advertising venues.

The Company’s principal place of business is located at Suite 103 – 221 East 10th Avenue, Vancouver, British Columbia, Canada. Its telephone number is (604) 878-0200 or toll free (866) 878-0200 and its facsimile number is (604) 879-8224.

Company Activity

The following business activities took place in the second quarter:

A franchise was sold in Yellowknife, Northwest Territories, Canada with six ActionView 4x6 scrollers as the initial order. All available advertising space is sold on the initial installations. A scrolling sign has been placed in Las Vegas to pursue the hotel/casino and general business in the flourishing state of Nevada. Initiatives are in place to service this business through franchising. The final stages of securing the franchise are anticipated to be completed by the end of September 2004. We have completed the negotiations for a joint venture in Ontario, Canada to develop the prime area of the Canadian market through a joint venture with a local business group with established footholds in the Ontario real estate community.

A 4x6 scrolling sign has been shipped to New Jersey for placement in a movie theatre lobby of a regional theatre chain. Positive results of this test to date should result in a rollout into the balance of the theatres in the chain either by direct sale of signs to the client or by way of income sharing with the client based on sales performance.

ActionView signs are being tested by a Petroleum company with 500 gas stations in the South Eastern US. The ActionView motion sign will display advertisements representing the range of products sold in convenience stores attached to the gas stations thereby increasing the flow of traffic into the convenience stores.

The ActionView product lines have attracted the attention of another North American gas station chain that has concluded its market testing of ActionView signs versus the competition and, as a result, we have submitted quotes for the sale of up to 500 scrolling signs.

Middle East Update:

We have previously placed our scrolling billboards in several high-profile installations such as the Dubai World Trade Center. The Dubai World Trade Center contract has proven to be too costly to operate due to the landlords’ restrictions on advertisers and the high guaranteed minimum rent in the first contract that our advertising sales agents entered into. Our Dubai advertising sales agents are renegotiating for more favorable terms that allow for adequate profits for ActionView to reconsider this venue for our product. In the meantime we are negotiating for other high profile locations in the Dubai market and we have two very good prospects with multiple locations that we are working with.

Asia News:

We have successfully entered into a written agreement with a joint venture partner in Hong Kong and we have formed a new Hong Kong based Company to operate under in Asia. The first contract of the new joint venture Company ( ActionView Far East) is to install signs in Hong Kong’s largest Theatre chain, (The Broadway Group). As of August, 2004, ActionView Far East has successfully installed the first 13 motion billboards into various theatre locations.

ActionView Far East has signed an agreement with a major advertising Company in Guangzhou , China (formerly Canton City). The agreement calls for ActionView Far East to supply, install and maintain billboards in high profile locations in Guangzhou. Guangzhou, is a city of about 17 million people that is enjoying dramatic economic growth and prosperity. ActionView Far East’s goal is to install up to 60 billboards in the new MTR (Subway) system. The first of 10 planned MTR lines have been completed and currently carry 750,000 people per day. Our second short term goal is to place 100 of our new Panorama II size (4 ft high X 12 feet wide) motion billboards into the new Guangzhou Airport. The Airport is brand new and recently opened in August 2004. We have a high level of confidence that we will achieve both these prestigious goals by September 30, 2004.

Australia Update:

A new Australia based Company will be formed called ActionView Australia that will have experienced, successful management to head up our operations in Australia. The two senior managers will become equity partners in ActionView Australia and will be responsible fornegotiating contracts with retailers and joint venture partners and overseeing operations.

ActionView’s managers are in the final stages of completing an agreement with a joint venture partner who will participate in operating the ActionView system in Australia. We anticipate that the agreement will be signed in September, 2004.

The short term goals of ActionView Australia include:

(1) completion of an agreement with a new joint venture partner;

(2) commencement of installing motion billboards into 38 stores of a food store chain with 150 stores;

(3) completion of negotiations with Woolworth’s Australia In March 2004 we shipped a sign for approval to the head office of Woolworth’s Australia. Woolworth’s and its subsidiaries collectively are the largest retailer in Australia with approximately 1200 outlets; and (4) complete negotiations with another large chain retailer that has 150 outlets.

New Products:

We have invested resources in development of new products in 2004. We have started building our next generation sign controller, that incorporates more innovative features and broader application capability. We expect to start production of the new advanced programmable digital motor controllers by the end of September 2004.

We also continue to build a broader array of sizes of the ActionView billboards. In order to deliver the maximum exposure at economical rates we have completed two (four??)new sizes;

1) 5.5 feet wide X 8.5 feet tall capitalizes on the capabilities of the poster printing industry.

2) 5 feet tall X 16 feet wide Panorama size sign designed for use in subway systems and airports.

3) 4 feet tall X 12 feet wide Panorama II size will be completed in August, 2004.

4) A new 3.5 ft wide X 5.5 ft tall economy priced sign which is being built for sales to end users. This new sign will be limited in its functionality and will not be used in any Company owned installations. Its main purpose is to achieve a low end price point for end users that place initial sign costs as the highest priority.

Overview

Results of Operations

Revenues

Revenue increased by $51,758 or 100% from $nil for the three month period ended June 30, 2003 to $51,758 for the three month period ended June 30, 2004. The increase in revenue was caused by a change in business direction. During 2004, we plan to continue to increase sales by continuing to introduce new products and to market our existing products.

Revenue increased by $99,263 or 100% from $nil for the six month period ended June 30, 2003 to $99,263 for the six month period ended June 30, 2004. The increase in revenue was caused by a change in business direction. During 2004, we plan to continue to increase sales by continuing to introduce new products and to market our existing products.

Cost of Sales

Cost of sales increased by $40,968 or 100% from $nil for the three month period ended June 30, 2003 to $40,968 for the three month period ended June 30, 2004. The increase was due to an increase in sales during the period. Our gross margin increased $10,790 or 100% from $nil for the three month period ended June 30, 2003 to $10,790 for the three month period June 30, 2004. As a percentage of revenue, our gross margin was 23% for the three month period ended June 30, 2004.

Cost of sales increased by $67,990 or 100% from $nil for the six month period ended June 30, 2003 to $67,990 for the six month period ended June 30, 2004. The increase was due to an increase in sales during the period. Our gross margin increased $31,273 or 100% from $nil for the six month period ended June 30, 2003 to $31,273 for the six month period June 30, 2004. As a percentage of revenue, our gross margin was 32% for the six month period ended June 30, 2004.

Operating Expenses

Operating expenses increased by $100,172 or 151% from $66,257 for the three month period ended June 30, 2003 to $166,429 for the three month period ended June 30, 2004. The increase was primarily due to increases of $65,492 in depreciation, $39,707 in marketing, $3,386 in office and administration, $1,485 in regulatory fees, $1,563 in rent and utilities, $21,937 in salaries, $330 in bank charges, subcontract and management fees, $14,054 in travel and $3,734 in telephone and internet offset by decreases of $38,850 in consulting fees, $4,418 in investor relations, and $8,234 in professional fees. The increase in operating costs was primarily caused by a change in business direction (the Company acquired ActionView) and increased marketing activities.

Our net loss for the three month period ended June 30, 2003 was $66,257 compared to a net loss of $155,639 for the three months ended June 30, 2004. The Company was essentially inactive for the 2003 period, while the 2004 period represents the net loss for the active business now being engaged in.

Operating expenses increased by $628,899 or 533% from $117,849 for the six month period ended June 30, 2003 to $746,748 for the six month period ended June 30, 2004. The increase was primarily due to increases of $949 in bad debts, $128,885 in depreciation, $298,298 in investor relations, $729 in bank charges, $111,724 in marketing, $16,414 in office and administration, $13,980 in professional fees, $8,438 in regulatory fees, $3,124 in rent and utilities, $79,803 in salaries, subcontract and management fees, $20,268 in travel and $6,436 in telephone and internet offset by a decrease of $60,150 in consulting fees. The increase in operating costs was primarily caused by a change in business direction (the Company acquired ActionView) and increased investor relations activities.

Our net loss for the six month period ended June 30, 2003 was $117,849 compared to a net loss of $715,475 for the six months ended June 30, 2004. The Company was essentially inactive for the 2003 period, while the 2004 period represents the net loss for the active business now being engaged in.

Interest Expense

Interest expense decreased by from $7,100 for the three month period ended June 30, 2003 to $5,401 for the three month period ended June 30, 2004 primarily due to a decrease in bank debt and long term debt.

Interest expense decreased from $14,200 for the six month period June 30, 2003 to $8,465 for the six month period ended June 30, 2004 primarily due to a decrease in bank debt and long-term debt.

Liquidity and Capital Resources

We had cash of $289,361 and working capital of $237,006 at June 30, 2004. During the six month period ended June 30, 2004, we used $302,044 in cash for operating activities, primarily due to an operating loss of $723,940 and an increase in inventory of $31,651, offset by increase in deferred revenue of $12,069, depreciation of $128,885, a decrease in accounts receivable of $23,303, a decrease in prepaid expenses of $241,575, an increase in accrued and unpaid fees of $45,000 and an increase in accounts payable of $2,715. Cash used in operations of $302,044 was financed by an advance payable of $7,752 and the issuance of common stock for cash of $635,500 offset by a decrease in bank indebtedness of $65,450, repayment of long term debt of $17,469 and a decrease in related party advances of $4,506. During the period we used cash of $6,277 to acquire fixed assets. A decrease in working capital of $38,303 was due to an increase in current assets of $14,279 and an increase in current liabilities of $52,582. We have accumulated a deficit of $3,276,983 since inception and have stockholders’ equity of $2,743,448. We have no contingencies or long-term commitments.

Plan of Operation for the Next Twelve Months

For the next twelve months we plan to continue to solidify contracts that are currently in the negotiation or test phase and we plan to aggressively market our product to increase sales, build market share and brand recognition. Our goal is to place 1,000 signs through a network of several clients this coming year.

During the period ended June 30, 2004, we have been focusing on effectuating and implementing our business plan that includes building product recognition, gaining market share, meeting customer expectations, tailoring products to meet customer specifications, following up and ensuring customer satisfaction, and staying on the leading edge of technology. As such, we have accumulated a deficit of approximately $3.3 million to date and will require additional financing to continue implementing our business plan. We plan to reduce our losses during the next year by increasing sales and reducing certain operating expenses that were associated with changes in management, dealing with the complexities of taking our private company public and physically moving our administrative offices and warehouse facilities. However, there is no assurance that we will be able to obtain additional financing. There is no assurance that we will be able to build product recognition, gain market share, meet customer expectations, tailor products to meet customer specifications, follow up and ensure customer satisfaction, or stay on the leading edge of technology. The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

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

We are continually conducting research and development activities.. As we expand our customer base and product lines, we will need to hire additional employees, agents, distributors or independent contractors as well as purchase or lease additional equipment.

We are dependent for our continuing operations on further debt or equity financings. Failure to obtain such financings could result in the company not being unable to continue its operations

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumption that affect the reported amounts of assets, liabilities, revenue and expenses. The following paragraphs include a discussion of accounting policies critical to ActionView:

Inventory

Inventory consists of programmable scrolling backlit billboard poster signs and is valued at the lower of cost or net realizable values. Cost is determined on "the first-in, first-out basis."

Intangible Assets

Goodwill is tested for impairment annually or more frequently if facts and circumstances indicate that impairment may have occurred. The Company’s intellectual property is being amortized over its expected life of 10 years. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset.

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

CONTRACTUAL OBLIGATIONS

The following table provides a summary of ActionView’s debt obligation at June 30:

	2005	2006	2007	2008

Debt Repayments	$23,133	$14,280	$14,280	$8,309

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

Uncertainties relating to Forward Looking Statements

This Form 10-QSB Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about ActionView’s strategy for growth, product development, market position, expenditures and financial results are forward-looking statements.

Forward-looking statements in this Form 10-QSB include statements regarding the following expectations:

1.  ActionView will service the Las Vegas hotel/casino business through an ActionView franchisee that will be signed by August 31, 2004.
2.  ActionView has successfully negotiated a joint venture with an Ontario business group to establish footholds in the Ontario real estate community.
3.  ActionView will rollout 4X6 scrolling signs in the balance of a chain of theatres in New Jersey.
4.  ActionView’s signs will increase the flow of traffic into the convenience stores attached to a chain of gas stations in the south eastern U.S. upon the successful completion of a test that is in process.
5.  ActionView has bid on the installation of up to 500 scrolling signs to another North American gas station chain.
6.  ActionView will be able to renegotiate for adequate profits and more favorable terms with the Dubai World Trade Center.
7.  ActionView will be able to successfully negotiate for multiple location high profile chains in Dubai.
8.  ActionView Far East will install up to 60 billboards in the new MTR system in Guangzhou by December 2004.
9.  ActionView will place 100 Panorama II billboards in the Guangzhou airport during the last quarter of 2004. 10. ActionView is forming ActionView Australia with experienced management with strong and successful business backgrounds to head up the Australian operations. 11. ActionView Australia’s two senior managers will become equity partners in ActionView Australia.
12. ActionView will have a signed agreement with the ActionView Australia managers by the end of August 2004.
13. ActionView Australia managers will negotiate contracts with retailers and joint venture partners for placing billboards and overseeing operation.
14. ActionView will commence installing motion billboards into a food store chain with 38 stores in Australia by the fall of 2004
15. ActionView will complete negotiations for up to 350 locations with Woolworths Australia.
16. ActionView will complete negotiations with another large chain retailer with 150 outlets in Australia.
17. ActionView’s next generation sign controller has more innovative features and broader application capability.
18. ActionView will start production of the new advanced programmable digital motor controllers by the end of September 2004.
19. ActionView will complete the Panorama II size sign by August 2004.
20. ActionView will continue to increase sales by continuing to introduce new products and to market their existing products.
21. ActionView will solidify contracts that are currently in the negotiation or test phase. 22. ActionView’s sales will increase.
23. ActionView will build market share and brand recognition.

24. ActionView will place 1,000 signs this coming year through a network of customers. 25. ActionView will build product recognition, gain market share, meet customer expectations, tailor products to meet customer specifications, follow up and ensure customer satisfaction and stay on the leading edge of technology.
26. ActionView will require additional financing to implement their business plan. 27. ActionView will reduce its losses during the next year by increasing sales and reducing certain operating expenses.
28. ActionView will require $2 million in funding for the next twelve months of operations.
29. ActionView will have continual and consistent growth over the next twelve months. 30. ActionView’s operating profit will more than offset its gross costs.
31. ActionView will fund working capital needs for the next twelve months through an increase in sales, the equity capital markets, private advances and loans.
32. ActionView will improve cash flow and operating results through the sale of signs and related products, advertising income, sign rentals, franchise fees, private placements of stock, private advances and loans.
33. ActionView will hire additional employees, agents, distributors and independent contractors as well as purchase or lease additional equipment as they expand their customer base and product lines.
34. ActionView has successfully raised $500,000 through private placement. 35. ActionView is installing up to 30 signs into a new theater chain in Hong Kong, a contract that is in the process of being signed.

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

Currency Risks and Fluctuations

The Company’s revenues to date and for the foreseeable future are received in Canadian dollars. The Canadian dollar has, in the quarter ending June 30, 2004, depreciated against the US dollar in which the Company’s financial statements are prepared. If this trend continues, and given that some major expenses of the Company are fixed in US dollars, the Company’s operating results could be negatively impacted by such currency fluctuations.

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

ITEM 2. CHANGES IN SECURITIES

On March 31, 2004, the Company entered into a Private Placement Subscription Escrow Agreement whereby the Company agreed to offer privately through a private placement agent not less than 500,000 nor more than 10,000,000 shares of the Company’s common shares at $0.20 per share, under Rule 506 of Regulation D. In return for arranging the financing the Company has agreed to pay, pursuant to a Placement Agent Agreement dated March 31, 2004 an agents fee of: (1) $10,000 upon signing the agreement; (2) 10%

of the gross proceeds from the sale of the shares; and 10% of the shares of common stock sold to investors.

On April 15, 2004, the Board of Directors approved the exercise of 310,000 warrants at the exercise price of $0.10 per warrant on a “cashless” basis. As a result, the Company is in the process of issuing 250,000 unrestricted common shares to the warrant holders in exchange for the surrender of 60,000 warrants.

During the period ended June 30, 2004, we sold a total of 2,500,000 shares of our common stock at a price of $0.20 per share for proceeds of $500,000. Share issue costs were $62,000 including $50,000 paid to the agent for the financing.

The sales were made to two U.S. resident investors, each of whom purchased 1,250,000 shares, and were sales of unregistered securities under the exemptions from registration provided by Regulation D. Both purchasers are accredited investors and neither are affiliates of ActionView. The 2,500,000 shares have not been registered for resale in the United States and, as a result, may not be resold to a U.S. resident unless first registered under the Securities Act of 1993 or unless an exemption from such registration, such as Rule 144, is available and is complied with. The Company has, pursuant to the agreement by which the shares were sold, agreed to register the shares.

As of June 30, 2004, the Company has also recorded an obligation to issue shares with respect to the Private Placement in the amount of 250,000 shares valued at $50,000, being the agent’s shares issuable under the Placement Agent Agreement referred to above and attached hereto as Exhibit 4.1.

No agreements have yet been entered into by the Company to raise any further funds under this private placement.

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

Changes in securities for the three month period ending March 31, 2004 were described in the Company’s last 10QSB and are also described in the financial statements hereto.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K. The Registrant filed one reports on Form 8-K during the period ended June 30, 2004. This report was filed on EDGAR on August 10, 2004.

(b)	Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index below.

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Report on Form 10KSB for the year ended December 31, 1997)

3.2	ByLaws (incorporated by reference to Exhibit 3.3 of the Form 10KSB filed on December 31, 1997)

4.1	Agreement for Private Placement Subscription Escrow

31.1	Certification of CEO pusuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of CFO pusuant to Section 302 of the Sarbanes-Oxley Act

32. 1	Certification of CEO pusuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of CFO pusuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTIONVIEW INTERNATIONAL, INC.

Dated: August 15, 2004	By: /s/ Christopher Stringer
Christopher Stringer, President, Chief
Financial Officer and Chief Accounting
Officer

By: /s/ Rick Mari
Corporate Secretary, CEO and Director,