Form 10QSB
period 2004-09-30
ACTIONVIEW INTERNATIONAL INC
filed 2004-11-22
CIK 789667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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
(Registrant's telephone number)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Shares of Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of the date of this Report, the Registrant had 29,389,190 shares of common stock issued and outstanding. Included in this figure are the 8,072,675 issued but not outstanding shares of common stock held in trust, see (Item 2, Management's Discussion and Analysis).

Transitional Small Business Disclosure Format (check one) Yes ☐   No  ☒

PART I. - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

ACTIONVIEW INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(Unaudited)

	$	$
ASSETS

CURRENT ASSETS
Cash	111,845	41,855
Accounts receivable	38,794	87,463
Inventory	60,776	116,846
Prepaid expenses and other	49,686	302,876

	261,101	549,040
FIXED ASSETS, net of $104,600 and $74,219 accumulated depreciation	225,369	81,771
INTELLECTUAL PROPERTY RIGHTS, net of $241,237 and
$74,227 accumulated amortization	1,985,566	2,152,576
GOODWILL	431,572	431,572

	2,903,608	3,214,959

LIABILITIES

CURRENT LIABILITIES
Bank indebtedness (Note 3)	19,780	65,450
Accounts payable and accrued liabilities	91,714	136,073
Deferred revenue	8,932	1,645
Notes payable	20,000	20,000
Advance payable	8,251	-
Current portion of long-term debt (Note 4)	20,552	30,631
Due to related parties (Note 6)	37,591	19,932

	206,820	273,731
LONG-TERM DEBT (Note 4)	35,446	46,840

	242,266	320,571

GOING CONCERN CONTINGENCY AND COMMITMENT (Note 7)

STOCKHOLDERS' EQUITY

COMMON STOCK (Note 5)
$0.001 par value; 75,000,000 shares authorized
21,316,515 issued and outstanding (2003 - 16,300,015)	21,316	16,300
ADDITIONAL PAID IN CAPITAL	3,529,612	2,952,628
OBLIGATION TO ISSUE SHARES	52,000	-
COMMON STOCK PURCHASE WARRANTS	76,200	56,700
EXCHANGEABLE SHARES	2,421,803	2,421,803
ACCUMULATED DEFICIT	(3,439,589)	(2,553,043)

	2,661,342	2,894,388

	2,903,608	3,214,959

The accompanying notes are an integral part of these interim consolidated financial statements.

ACTIONVIEW INTERNATIONAL, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For The Three Months		For The Nine Months
	Ended		Ended
	September 30,		September 30,
	2004	2003	2004	2003
	$	$	$	$

REVENUES	16,662	42,492	115,925	42,492

COST OF REVENUES	13,842	23,371	81,833	23,371

GROSS PROFIT	2,820	19,121	34,092	19,121

OPERATING EXPENSES

General and administrative expenses	160,218	85,871	906,965	203,720

TOTAL OPERATING EXPENSES	160,218	85,871	906,965	203,720

NET LOSS FOR THE PERIOD
BEFORE INTEREST EXPENSE	(157,398)	(66,750)	(872,873)	(184,599)

Interest expense	(5,206)	(3,350)	(13,673)	(17,550)

NET LOSS FOR THE PERIOD	(162,604)	(70,100)	(886,546)	(202,149)

BASIC NET LOSS PER SHARE	(0.01)	(0.01)	(0.05)	(0.04)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	20,969,776	7,485,356	19,294,201	5,344,993

The accompany notes are an integral part of these interim consolidated financial statements.

ACTIONVIEW INTERNATIONAL, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For The Nine Month Period Ended
	September 30,
	2004	2003
	$	$

CASH FLOW FROM OPERATING ACTIVITIES
Net loss for the period	(886,546)	(202,149)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation and amortization	194,936	2,086
Common stock issued for services	-	63,375
Cost of repricing warrants	-	8,134

Changes in operating assets and liabilities
Decrease (Increase) in accounts receivable	48,669	(30,932)
Decrease (Increase) in inventory	56,070	(31,835)
Decrease (Increase) in prepaid expenses and other assets	253,190	(6,201)
(Decrease) Increase in accounts payable and accrued liabilities	(44,359)	133,966
Increase in deferred revenue	7,287	367

NET CASH USED IN OPERATING ACTIVITIES	(370,753)	(63,189)

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible notes payable proceed	-	188,000
Issuance of common stock for cash	653,500	-
Long term debt advances, net of repayments	(21,473)	(452)
Bank indebtedness (repayments) advances	(45,670)	19,434
Advances payable	8,251	-
Related party advances (repayments)	17,659	(3,141)

NET CASH PROVIDED BY FINANCING ACTIVITIES	612,267	203,841

CASH FLOW USED IN INVESTING ACTIVITIES
Purchase of fixed assets	(171,524)	(29,653)
Cash acquired on acquisition of ActionView	-	(53,439)

NET CASH USED IN INVESTING ACTIVITIES	(171,524)	(83,092)

EFFECT OF EXCHANGE RATE CHANGES	-	1,594

INCREASE IN CASH	69,990	59,154

CASH, BEGINNING OF THE PERIOD	41,855	7

CASH, END OF THE PERIOD	111,845	59,161

Supplemental disclosure of cash flow information

Interest paid on debt	13,673	17,550
Income taxes	-	-
Cashless exercise of options:
Common Stock	(1,991)	-
APIC	1,991	-
Issuance of common stock purchase warrants:
Common stock purchase warrants	(19,500)	-
APIC	19,500	-
Issuance of common stock in payment of agents' commissions
Obligation to issue shares	(52,000)	-
APIC	52,000	-

The accompanying notes are an integral part of these interim consolidated financial statements.

NOTE 1 - NATURE OF OPERATIONS

ActionView International, Inc. ("AII" or the "Company"), is in the business of manufacturing, assembly and marketing of programmable scrolling backlit billboard poster signs used in retail advertising venues. The Company was incorporated on January 26, 1986, under the laws of the State of Nevada, and its principal executive offices are headquartered in Vancouver, British Columbia, Canada.

Basis of Presentation

The unaudited interim consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2003, included in the Company's annual report on Form 10-KSB.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies are included in the Company's 2003 Annual Report. Significant accounting policies which affect the Company or which have been developed since December 31, 2003, are summarized below:

Consolidated financial statements:
These consolidated financial statements include the accounts of the Company, a Nevada Corporation and its 100% interest in 6126421 Canada Ltd. (its wholly-owned Canadian subsidiary incorporated August 11, 2003) ("612 Canada"). 612 Canada also owns 100% of the issued and outstanding shares of ActionView Advertising Systems, Inc. ("ActionView"), a British Columbia corporation acquired effective September 9, 2003.

Inventory
Inventory consists of programmable scrolling backlit billboard poster signs and is valued at the lower of cost or net realizable value. Cost is determined on "the first-in, first-out basis."

Intangible assets
Goodwill is tested for impairment annually or more frequently if facts and circumstances indicate that impairment may have occurred. The Company's intellectual property is being amortized over its expected life of 10 years. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset.

Foreign currency transactions
The financial statements of the Company's foreign subsidiaries are measured using the United States dollar as the functional currency. Assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at the average exchange rates for the period. The resulting foreign currency transaction and translation gains and losses are included in consolidated net losses.

Revenue recognition
The Company's revenue is primarily derived from the sale of signs and related services, advertisement income, sign rental revenue and franchise fees. ActionView's revenue consists of advertising and related service revenues. The Company records revenue when the amount is fixed or determinable, delivery has occurred or services have been performed, and collection is reasonably assured.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

NOTE 3 - BANK INDEBTEDNESS

Action View has arranged an operating line of credit to a maximum of US$79,350 (Can$100,000) payable on demand and bearing interest at the Royal Bank of Canada prime plus 1.55% per annum. At September 30, 2004 and December 31, 2003 the Company was indebted to the Royal Bank of Canada in the amounts of $19,780 and $65,450 respectively. Both the operating line of credit, and the long term debt described in Note 4 below, are secured by a general security agreement over the assets of Action View and are guaranteed by the two directors of Action View.

NOTE 4- LONG TERM DEBT

Security over the following debt is described in Note 3 above.

(i) Term loan with the Royal Bank, bearing interest at Royal Bank prime plus 2.25% per annum with
monthly principal payments of $1,300 (Cdn $1,650) plus interest.	$5,360

(ii) Business Development Corporation ("BDC") loan, bearing interest at BDC prime plus 2% per annum with monthly payments of interest only, the principal being repayable on November 23, 2007
and monthly principal payments of $633 (Cdn $800) commencing October 2002.	24,053

(iii) BDC loan, bearing interest at BDC prime plus 2% per annum with monthly principal payments
of $633 (Cdn $800) plus interest and due March 23, 2008.	26,585

55,998
Less: current portion of loans	(20,552)

$35,446

NOTE 4 - LONG TERM DEBT, continued

Principal repayment
The aggregate amount of principal payments required in each of the next five years to meet debt retirement provisions are as follows:

Year Ending

September 30, 2005	$20,552
September 30, 2006	15,192
September 30, 2007	15,192
September 30, 2008	5,062

$55,998

NOTE 5 - COMMON STOCK

On January 16, 2004, the Board of Directors approved the exercise of 1,935,000 warrants at the exercise price of $0.10 per warrant on a "cashless" basis. As a result, 1,741,500 unrestricted common shares were issued to the warrant holders in exchange for the surrender of 193,500 warrants.

In January and February of 2004 the Company issued a total of 250,000 units of the 2,000,000 Unit Offering commenced in the fourth quarter of 2003, at $0.50 each for proceeds of $125,000, comprised of one common share and one common share purchase warrant for the purchase of a common share at $0.55, under Regulation S. The warrants have a term of three years and will expire by February 20, 2007. The fair value of the warrants was estimated to be $12,500 and has been recorded as a separate component of stockholders' equity.

In March 2004 the Company issued a total of 175,000 units at $0.40 for each unit for proceeds of $70,000 under Regulation S. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.45. The warrants have a term of three years and will expire on March 9, 2007. The fair value of the warrants was estimated to be $7,000 and has been recorded as a separate component of stockholders' equity.

On March 31, 2004, the Company entered into a Private Placement Subscription Escrow Agreement whereby the Company agreed to offer privately through a private placement agent not less than 500,000 nor more than 10,000,000 shares of the Company's common stock at $0.20 per share, under Rule 506 of Regulation D. In return for arranging the financing the Company has agreed to pay, pursuant to a Placement Agent Agreement dated March 31, 2004, an agents fee of: (1) $10,000 upon signing the agreement; (2) 10% of the gross proceeds from the sale of the shares; (3) 10% of the common stock sold to investors.

During June, 2004, the Company issued 2,500,000 shares at $0.20 per share for proceeds of $440,500 net of share issue costs and fees of $59,500. As of June 30, 2004, the Company recorded an obligation to issue 250,000 shares to the agent as described above with at a fair value of $50,000.

On April 15, 2004, the Board of Directors approved the exercise of 310,000 warrants at the exercise price of $0.10 per warrant on a "cashless" basis. As a result, the Company issued 250,000 unrestricted common shares to the warrant holders in exchange for the surrender of 60,000 warrants.

On July 1, 2004, the Company issued 100,000 shares at $0.20 per share for proceeds of $20,000 net of share issue costs of $2,000. As of September 30, 2004, the Company recorded an obligation to issue 10,000 shares to the agent as described above with a fair value of $2,000.

NOTE 5 - COMMON STOCK, continued

Exchangeable Shares
Pursuant to an agreement (the "ActionView Acquisition Agreement") dated August 18, 2003, as amended August 25, 2003 and September 9, 2003, between the Company, 612 Canada, ActionView, ActionView's shareholders and the two principals of ActionView, 100% of the issued and outstanding common shares of ActionView were acquired by 612 Canada in exchange for 1,000,000 exchangeable shares (the "Exchangeable Shares") of 612 Canada.

By concurrent agreement (the "IP Agreement") dated September 9, 2003, the Company through its wholly-owned Canadian subsidiary 612 Canada, acquired certain Intellectual Property Rights (the "Intellectual Property Rights") relating to a computer programmable, scrolling, backlit, billboard poster sign in exchange for the issuance of 7,422,675 Exchangeable Shares.

The Company issued the 8,422,675 Exchangeable Shares of 612 Canada to the principals of ActionView who subsequently became directors of the Company.

A holder of any of the total 8,422,675 Exchangeable Shares issued under the IP agreement and the ActionView Acquisition Agreement may, at any time require 612 Canada to repurchase the Exchangeable Shares for an amount equal to the then current market value of the Company's common stock which was $0.30 per share or $2,526,803. 612 Canada may, at its option, satisfy the resulting obligation to repurchase the Exchangeable Shares in cash or it may elect to have the obligation satisfied by the issuance of shares of common stock by the Company on the basis of one common share for each Exchangeable Share. The Company is required to issue to a trustee, a sufficient number of shares of common stock to satisfy this obligation. The holders of the Exchangeable Shares are granted votes in the Company on a basis of one vote for every Exchangeable Share held.

Concurrently with 612 Canada's issuance of 8,422,675 Exchangeable Shares, the Company issued 8,422,675 of its common shares to a Trustee in the event that the exchangeable shares were exchanged. To date a total of 350,000 Exchangeable Shares have been exchanged for Company shares by former shareholders of ActionView.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 2004, $23,287 (2003 - $NIL) in management fees were paid to a director of the Company. At September 30, 2004, the Company was indebted to a private company controlled by this director in the amount of $12,127.

During the nine month period ended September 30, 2004, $23,287 (2003 - $NIL) in management fees were paid to a director of the Company. At September 30, 2004, the Company was indebted to this director in the amount of $16,412 and to a private company controlled by this director in the amount of $9,052.

During the nine month period ended September 30, 2004, $25,640 (2003 - $NIL) in management fees were paid to a director of the Company. At September 30, 2004, the Company was indebted to this director in the amount of $22,753.

All related party liabilities are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 7 – GOING CONCERN CONTINGENCY AND COMMITMENT

Going Concern
These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the on-going assumption applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The continued operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund its working capital requirements, and upon future profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. To date, the Company has incurred losses since inception totaling $3,439,589. The Company is planning additional ongoing equity financing by way of private placements to fund its obligations and operations.

There can be no assurance that capital will be available as necessary to meet the Company's working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in a significant dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected.

Given the Company's limited operating history and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern.

Commitment
ActionView and a joint venture partner ("Partner"), incorporated a company in Hong Kong on February 20, 2004, ActionView Far East Limited ("AVFE") at no cost to ActionView. AVFE is responsible for arranging agreements for the placement of ActionView International's signs in China and Hong Kong. All of AVFE's operating expenses will be paid by ActionView's partner. ActionView's only obligation is to provide signs in order to meet the commitments of these agreements. ActionView will retain ownership of all of the placed signs. Gross revenue generated by AVFE will be divided 50% to ActionView and 50% to the Partner.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

THE FOLLOWING IS A DISCUSSION AND ANALYSIS OF THE CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF ACTIONVIEW INTERNATIONAL, INC. FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE HEREIN AND THE COMPANY'S FORM 10-KSB FILED DECEMBER 31, 2003.

BUSINESS HISTORY AND DEVELOPMENT

ActionView International, Inc. formerly known as Acquisition Media, Inc. currently trades on the OTC Bulletin Board under the symbol "AVWI" and is referred to in this Form 10-QSB as the "Company", the "Registrant" or the "Issuer". The company is also listed for trading on the Berlin-Bremen Stock Exchange under the symbol "VW6".

In August of 2002, the company changed its name from Inform Media Group, Inc. to acquisition Media, Inc.

During 2003, and until August of 2003, the company was attempting to acquire an active business. In August of 2003 the company changed its name to "ActionView International, Inc." to reflect its acquisition of a new business as described below.

THE ACQUISITION OF THE ACTIONVIEW BUSINESS

Pursuant to an agreement (the "ActionView Acquisition Agreement") dated August 18, 2003, as amended August 25, 2003 and September 9, 2003, between the Company, 6126421 Canada Ltd., ActionView Advertising Systems, Inc ("ActionView"), ActionView's shareholders and the two principals of ActionView, 100% of the issued and outstanding common shares of ActionView were acquired by 6126421 Canada Ltd., in exchange for 1,000,000 exchangeable shares (the "Exchangeable Shares") of 6126421 Canada Ltd.

By a concurrent agreement (the "IP Agreement") dated September 9, 2003, the Company through its wholly-owned Canadian subsidiary (6126421 Canada Ltd.), acquired certain intellectual properties rights (the "Intellectual Property Rights") relating to a computer programmable, scrolling, backlit, billboard poster sign in exchange for the issuance of 7,422,675 exchangeable shares.

The Company issued the 7,422,675 exchangeable shares of 6126421 Canada Ltd. to the principals of ActionView Advertising Systems, Inc., Rick Mari and Christopher Stringer.

The Company, concurrently with the ActionView Acquisition Agreement's closing, issued 327,325 restricted common shares to settle the shareholder's loans between ActionView Advertising Systems, Inc. and its principals – Christopher Stringer and Rick Mari.

A holder of any of the total 8,422,675 exchangeable shares issued under the IP Agreement and the ActionView Acquisition Agreement may, at any time, require 6126421 Canada Ltd. to repurchase the exchangeable shares for an amount equal to the then current market value of the Company's common stock. 6126421 Canada Ltd. may, at its option, satisfy the resulting obligation to repurchase the exchangeable shares in cash or it may elect to have the obligation satisfied by the issuance of shares of common stock by the Company. The Company is required to issue to a trustee, a sufficient number of shares of common stock to satisfy this obligation. The holders of the exchangeable shares are granted votes in the Company on a basis of one vote for every exchangeable share held.

Concurrently with 6126421 Canada Ltd.'s issuance of 8,422,675 exchangeable shares, the Company issued 8,422,675 of its common shares to a trustee in the event that the exchangeable shares were exchanged. To date a total of 350,000 exchangeable shares have been exchanged for Company shares by former shareholders of ActionView Advertising Systems, Inc.

ActionView Advertising Systems, Inc. was incorporated on July 6, 1999 as a British Columbia corporation and has, since inception, been engaged in the development, assembly, and marketing of a programmable, scrolling, backlit poster billboard for use in the retail advertising market.

The Company, through its wholly-owned subsidiary, ActionView Advertising Systems, Inc., is now engaged in the development, assembly, and marketing of a computer programmable, scrolling backlit, billboard poster sign, for use in retail advertising venues.

The Company's principal place of business is located at Suite 103 – 221 East 10th Avenue, Vancouver, British Columbia, Canada. Its telephone number is (604) 878-0200 or toll free (866) 878-0200 and its facsimile number is (604) 879-8224.

Company Activity

During the second quarter a franchise was sold in Yellowknife, Northwest Territories, Canada with six ActionView 4 X 6 scrolling billboards as the initial order. As of September 30, 2004 the Company has sold 6 signs to the Yellowknife franchisee who has also commenced negotiations in other northern territories of Canada.

On July 24, 2004 the Company entered into a partnership agreement with Way Cool Concepts Inc. ("Way Cool"), a local marketing and advertising company in Toronto, Ontario, Canada whereby the Company owns 51% and Way Cool owns 49% of the partnership. To date the partnership arrangement has not generated any business activity and management is currently in negotiations to replace the partnership agreement with a license agreement by the end of the 4th quarter under the terms of which the Company will supply and continue to own signs that Way Cool places. The Company will receive a percentage of the revenue generated by Way Cool on those signs. The majority of Canada's head offices are located in the province of Ontario so the Company has concluded that an established local presence is necessary to develop the Company's Canadian market. Way Cool Concepts will manage the partnership business and be responsible for servicing and maintaining existing relationships that have been developed with companies such as the Canadian Tire Corporation and Sunoco in whose premises ActionView scrolling signs are now located on a test basis.

A 4 X 6 scrolling sign was shipped to New Jersey for placement in the movie theatre lobby of a regional theatre chain in the second quarter. Positive results of this test resulted in a placement of a second sign in another theatre chain in St Louis. ActionView is currently negotiating to complete a rollout into the balance of the chain theatres either by way of: (1) direct sale of signs, (2) income sharing on Company owned signs based on sharing advertising sales revenue, or (3) a long-term sign rental agreement.

Middle East Update:

The Company previously placed scrolling billboards in the new Dubai World Trade Center. The Dubai World Trade Center contract proved to be too costly to operate due to the landlords' restrictions on advertisers and the high guaranteed minimum rent in the first contract that our advertising sales agents entered into. Due to the portability of the ActionView signs the Company has the opportunity to move the signs from one location to another without major expense or damage to the signs themselves. The inventory held in Dubai is in new condition and the Company will ship all 20 motion billboards to Australia during the first quarter of 2005. We are pleased that the product's versatility allows it to be re-deployed in different market segments in different parts of the world with only relatively minor costs to the Company.

Asia News:

On February 20, 2004, the Company and a joint venture partner ("Partner") formed and incorporated a company, ActionView Far East Limited ("AVFE"), in Hong Kong. The partner will be responsible for negotiating agreements in Hong Kong and China for the placement of Company owned signs. The Partner is responsible for the costs related to running AVFE. The Company will supply and continue to own the signs that are placed. The Gross Revenues generated by AVFE will be split between the Partner and the Company on a 50%/50% basis.

The first contract of AVFE is to install signs in Hong Kong's largest theatre chain, The Broadway Group. As of August 2004, AVFE successfully installed the first 13 motion billboards into various theatre locations. The Company continues to install signs and has started sales of advertising in these locations.

AVFE has signed an agreement with a major advertising Company in Guangzhou, China ("the Guangzhou Company"). The agreement calls for AVFE to supply, install and maintain billboards in high profile locations in Guangzhou. Guangzhou, is a city of about 17 million people that is enjoying dramatic economic growth and prosperity. AVFE's goal is to install up to 60 billboards in the new MTR (subway) system. The first of 10 planned MTR lines have been completed and currently carry 750,000 people per day. The first 10 of approximately 70 planned Company owned signs have been installed in Line # 1 of the Guangzhou MTR. The Company is in the process of selling advertising space on these signs and expects to receive revenues beginning in Q1 2005. AVFE is in the process of private placement financing to raise the capital necessary to complete the manufacturing of signs and complete the installations.

Through AVFE's agreement with the Guangzhou Company, we are attempting to place 100 of our new Panorama II size (10 ft wide X 5 feet tall) motion billboards into the new Guangzhou Airport. The airport is brand new and recently opened in August 2004. We have completed manufacturing initial signs for the airport and plan to commence installation before the end of November 2004. There were delays in starting the Guangzhou Airport sign installation project caused by unexpected permit and security requirements. As well, the new airport became bogged down with issues involved in ironing out the "bugs" of starting a project of this immense size and as a result, could not process our requirements as a subcontractor to the airport. These issues have been dealt with one by one and the Company does not anticipate any further requirements that will impede progress on this project.

Australia Update:

ActionView is in the process of negotiating a license agreement with an arms length, private company, ActionView Australia. Under the terms of the license agreement, ActionView will supply signs to locations that are contracted by ActionView Australia in return for a percentage of the revenue generated from advertising sales sold on those signs. We expect that the terms of the license agreement will be finalized during December 2004.

ActionView Australia is in the final stages of completing an agreement with a joint venture partner who will assist in operating the ActionView system in Australia. Previously, the Company planned to enter into the joint venture agreements directly with the joint venture partner (See September news release) but we since changed our strategy. We now will have a license agreement with ActionView Australia and they in turn will enter into joint ventures within Australia. The joint venture that we announced in September will be taken over by ActionView Australia.

During the preceding quarter the Company was in negotiations with the Airworks Group, an Australian Company that was formed to manage Woolworth's in store media but which has recently ceased operations. Woolworth's is Australia's largest retailer with over 1200 outlets including subsidiaries. ActionView has conducted tests of two signs within the Woolworth's organization and hopes to expand in that store chain either by negotiating directly with Woolworth's or with their new assignee. The two signs that were in Woolworth's have been forwarded to Perth where they are currently being used in tests with Australia's largest building supply chain.

New Products:

We have invested resources in development of new products in 2004. We have started building our next generation sign controller that incorporates more innovative features and broader application capability. We expected to start production of the new advanced programmable digital motor controllers by the end of September 2004 but have delayed production until the end of December.

We also continue to build a broader array of sizes of the ActionView billboards. In order to deliver the maximum exposure at economical rates we have completed four new models:

1) 5.5 feet wide X 8.5 feet tall capitalizes on the capabilities of the poster printing industry.

2) 16 feet wide X 4.5 feet tall Panorama size sign designed for use in subway systems and airports.

3) 10 feet wide X 4.5 feet tall Panorama II size was completed in August 2004.

4) A new 3.5 feet wide X 5.5 feet tall economy priced sign which is being built for sales to end users. This new sign will be limited in its functionality and is not planned for use in any Company owned installations. Its main purpose is to achieve a low-end price point for end users that place initial sign costs as the highest priority. We are beta-testing prototypes at the time of this report.

Overview

Results of Operations

The comparative 2003, three and nine month periods, discussed below are inclusive of the period September 9, 2003 to September 30, 2003 only because the Company's operating subsidiary ActionView was acquired effective September 9, 2003.

Revenues

The revenue for the quarter was $16,682. This revenue reflects a reversal of a previous sale in the amount of approximately $32,000 which occurred as result of the customer's inability to complete the purchase order commitment. During 2004 and 2005, we plan to increase sales by continuing to introduce new products and to market our existing products.

Revenue increased by $73,433 or 73% from $42,492 for the nine month period ended September 30, 2003 to $115,925 for the nine month period ended September 30, 2004. The increase in revenue was caused primarily because the comparative period was less than one month. During 2004, we plan to continue to increase sales by continuing to introduce new products and to market our existing products.

Cost of Sales

Cost of sales decreased by $9,529 or 41% from $23,371 for the three month period ended September 30, 2003 to $13,842 for the three month period ended September 30, 2004. The decrease was due to the achievement of overall operation efficiencies during the period. Our gross margin decreased from $19,121 to $2,820 (or from 45% to 17%) because of the reversal of a sale as described under revenue above.

Cost of sales increased by $58,462 or 250% from $23,371 for the nine month period ended September 30, 2003 to $81,833 for the nine month period ended September 30, 2004. The increase was due to an increase in sales during the period. Our gross margin increased from $19,121 for the nine month period ended September 30, 2003 to $65,855 for the nine month period September 30, 2004. As a percentage of revenue, our gross margin was 29% for the nine month period ended September 30, 2004 versus 45% for the nine month period ended September 30, 2003.

Operating Expenses

Operating expenses increased by $133,478 or 155% from $85,871 for the three month period ended September 30, 2003 to $160,218 for the three month period ended September 30, 2004. The increase was primarily due to increases of $63,799 in depreciation, $15,512 in marketing, $44,222 in salaries, and $14,847 in travel. The increase in operating costs was primarily caused by a change in business direction (the Company acquired ActionView) and increased marketing activities.

Operating expenses increased by $762,376 or 374% from $203,720 for the nine month period ended September 30, 2003 to $906,965 for the nine month period ended September 30, 2004. The increase was primarily due to increases of $192,684 in depreciation, $299,437 in investor relations, $127,236 in marketing, $8,487 in office and administration, $124,026 in salaries, subcontract and management fees, $35,115 in travel. The increase in operating costs was primarily caused by a change in business direction (the Company acquired ActionView) and increased investor relations activities.

Liquidity and Capital Resources

We had cash of $111,845 and working capital of $54,282 at September 30, 2004. During the nine month period ended September 30, 2004, we used $370,753 in cash for operating activities, primarily due to an operating loss of $886,546, an increase in inventory of $56,070, a decrease in accounts payable and accrued liabilities of $44,359 offset by a decrease in accounts receivable of $48,669, a decrease in prepaid expenses and other assets of $253,190, an increase in deferred revenue of $7,287 and depreciation of $194,936. Cash used in operations of $370,753 was financed by an advance payable of $8,251, the issuance of common stock for cash of $635,500 and advances from related parties of $17,659 offset by a decrease in bank indebtedness of $45,670 and repayment of long term debt of $21,473. During the period we used cash of $171,524 to acquire fixed assets. We have accumulated a deficit of $3,439,589 since inception and have stockholders' equity of $2,661,342. We have no contingencies or long-term commitments.

Plan of Operation for the Next Twelve Months

For the next twelve months we plan to continue to solidify contracts that are currently in the negotiation or test phase and to aggressively market our product to increase sales, build market share and brand recognition. Our goal is to place 1,000 signs through a network of several clients this coming year.

During the nine month period ended September 30, 2004, we have been focusing on effectuating and implementing our business plan that includes building product recognition, gaining market share, meeting customer expectations, tailoring products to meet customer specifications, following up and ensuring customer satisfaction, and staying on the leading edge of technology. As such, we have accumulated a deficit of approximately $3.5 million to date and will require additional financing to continue implementing our business plan. We plan to reduce our losses during the next year by increasing sales and reducing certain operating expenses that were associated with changes in management, dealing with the complexities of taking our private company public and physically moving our administrative offices and warehouse facilities. However, there is no assurance that we will be able to obtain additional financing. There is no assurance that we will be able to build product recognition, gain market share, meet customer expectations, tailor products to meet customer specifications, follow up and ensure customer satisfaction, or stay on the leading edge of technology. The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

We estimate that the Company will require the following funding for the next twelve months of operations:

Acquisition of sign inventory	$3,000,000
Monthly overhead requirements	900,000
Contingency allowance	100,000

$4,000,000

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

We are continually conducting research and development activities. The Company's design and production staff work varying amounts of time on an ongoing basis and as such the Company has no set budget for R&D for this period or for the foreseeable future. We hire subcontractors on an "as needed basis" for R&D that we cannot manage from Company staff. As we expand our customer base and product lines, we will need to hire additional employees, agents, distributors or independent contractors as well as purchase or lease additional equipment.

We are dependent for our continuing operations on further debt or equity financings. Failure to obtain such financings could result in the company not being unable to continue its operations.

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

Intangible Assets

Goodwill is tested for impairment annually or more frequently if facts and circumstances indicate that an impairment may have occurred. The Company's intellectual property is being amortized over its expected life of 10 years. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset.

Revenue recognition

The Company's revenue is primarily derived from the sale of signs and related services, advertisement income, sign rental revenue and franchise fees. ActionView's revenue consists of advertising and related service revenues. The Company records revenue when the amount is fixed or determinable, delivery has occurred or services have been performed, and collection is reasonably assured.

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

CONTRACTUAL OBLIGATIONS

The following table provides a summary of ActionView's debt obligation at September 30:

	2005	2006	2007	2008

Debt Repayments	$20,552	$15,192	$15,192	$5,062

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transactions, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (I) any obligation arising under a guarantee contract, derivative instrument or variable interest: or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support of such assets.

Internal and External Sources of Liquidity

ActionView has funded its operations principally from issuance of common stock and borrowings in the form of advances from related parties.

Inflation

ActionView does not believe that inflation will have a material impact on its future operations.

Uncertainties relating to Forward Looking Statements

This Form 10-QSB Quarterly Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like "plans", "expect", "aim", "believe", "projects", "anticipate", "intend", "estimate", "will", "should", "could" and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about ActionView's strategy for growth, product development, market position, expenditures and financial results are forward-looking statements.

Forward-looking statements in this Form 10-QSB include statements regarding the following expectations:

1.	ActionView will develop further business in Canada using the contacts that the franchisee in Yellowknife, Northwest Territories, Canada has established.

2.	ActionView will supply Company owned signs and share in the long term advertising revenue with the Yellowknife Franchisee of the contracts that the Franchisee acquires.
3.	ActionView's license agreement with Way Cool Concepts will result in the development of the Company's Eastern Canadian market.
4.	Way Cool Concepts will service existing relationships that have been developed with companies such as the Canadian Tire Corporation and Sunoco where test signs will be or are already installed.
5.
ActionView will complete a rollout into the balance of the New Jersey and St. Louis theatre chains either by direct sale of signs to the client, by way of advertising revenue sharing with the client, or by way of a long-term sign rental agreement.

6.	The ActionView inventory originally shipped to Dubai for the World Trade center installation will be transferred to Australia. The inventory is in new condition.
7.	ActionView will ship 20 motion billboards from Dubai to Australia during the first quarter of 2005.
8.	ActionView will continue to install signs in Hong Kong's largest theatre chain, (The Broadway Group).
9.	ActionView will continue to install signs and which result in the Company receiving revenue from other theatre locations in Hong Kong.
10.	ActionView Far East will supply, install and maintain billboards in high profile locations in Guangzhou.
11.	ActionView Far East will install 60 billboards in the new MTR (subway) system.
12.	ActionView Far East will commence placing up to 100 Panorama II motion billboards in the Guangzhou airport before the end of December, 2004.
13.	ActionView Far East does not foresee any further issues that will impede progress in placing the signs in Guangzhou airport.
14.	ActionView will supply signs to locations that are contracted by ActionView Australia via a license agreement with ActionView Australia.
15.	ActionView, through its licensee, ActionView Australia, will commence installing motion billboards into 38 stores in a food store chain with 150 outlets in Australia starting in December, 2004.
16.	ActionView's next generation sign controller will have more innovative features and broader application capability.
17.	ActionView will start production of new advanced programmable digital motor controllers by the end of December 2004.
18.	ActionView will increase sales by building a broader array of the ActionView billboards.
19.	ActionView's four new models will deliver maximum advertising exposure at economical rates.
20.	ActionView's 5.5 foot wide X 8.5 feet tall sign will capitalize on the current capabilities of the poster printing industry and offer advertisers low cost production in a large format sign.
21.	ActionView's 16 foot wide X 4.5 feet tall panorama size sign will be used in subway systems and airports.
22.	ActionView's new 3.5 foot wide X 5.5 feet tall economy priced sign will be sold to end users and is not intended be used in Company owned installations.
23.	ActionView will solidify contracts that are currently in the negotiation or test phase.
24.	ActionView will build market share and brand recognition.
25.	ActionView will place 1,000 signs this coming year through a network of customers.
26.
ActionView will build product recognition, gain market share, meet customer expectations, tailor products to meet customer specifications, follow up and ensure customer satisfaction and stay on the leading edge of technology.

27.	ActionView will require additional financing to implement their business plan.
28.	ActionView will reduce its losses during the next year by increasing sales and reducing certain operating expenses.
29.	ActionView will require $2 million in funding for the next twelve months of operations.
30.	ActionView will have continual and consistent growth over the next twelve months.

31.	ActionView will fund working capital needs for the next twelve months through an increase in sales, the equity capital markets, private advances and loans.
32.
ActionView will improve cash flow and operating results through the sale of signs and related products, advertising income, sign rentals, franchise fees, private placements of stock, private advances and loans.

33.
ActionView will hire additional employees, agents, distributors and independent contractors as well as purchase or lease additional equipment as the Company expands its customer base and product lines.

All forward-looking statements are made as of the date of filing of this Form 10-QSB and ActionView disclaims any duty to update such statements.

Certain parts of this Form 10-QSB may contain "forward-looking statements" within the meaning of the Securities Exchange Act of 1934 based on current management's expectations. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

ActionView may, from time to time, make oral forward-looking statements. ActionView strongly advises that the above paragraph and the risk factors described in this quarterly report and in ActionView's other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of ActionView to materially differ from those in the oral forward-looking statements. ActionView disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

Currency Risks and Fluctuations

The Company's revenues to date and for the near future are received in Canadian dollars. The Canadian dollar has, in the quarter ending September 30, 2004, depreciated against the US dollar in which the Company's financial statements are prepared. Although the majority of future revenues are expected to be received in US dollars, this cannot be guaranteed. If the current trend continues, and given that some major expenses of the Company are fixed in US dollars, the Company's operating results could be negatively impacted by such currency fluctuations.

ITEM 3.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within the ninety days prior to the date of this report, the Company's Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operations of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in a timely alerting time to material information relating to the Company required to be included in the Company's periodic SEC filings.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. -  OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.         CHANGES IN SECURITIES

On March 31, 2004, the Company entered into a Private Placement Subscription Escrow Agreement whereby the Company agreed to offer privately through a private placement agent not less than 500,000 nor more than 10,000,000 shares of the Company's common shares at $0.20 per share, under Rule 506 of Regulation D. In return for arranging the financing the Company has agreed to pay, pursuant to a Placement Agent Agreement dated March 31, 2004 an agents fee of: (1) $10,000 upon signing the agreement; (2) 10% of the gross proceeds from the sale of the shares; and 10% of the shares of common stock sold to investors.

On April 15, 2004, the Board of Directors approved the exercise of 310,000 warrants at the exercise price of $0.10 per warrant on a "cashless" basis. As a result, the Company is in the process of issuing 250,000 unrestricted common shares to the warrant holders in exchange for the surrender of 60,000 warrants.

During the period ended September 30, 2004, we sold a total of 2,500,000 shares of our common stock at a price of $0.20 per share for proceeds of $500,000. Share issue costs were $62,000 including $50,000 paid to the agent for the financing.

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

As of September 30, 2004, the Company has also recorded an obligation to issue shares with respect to the Private Placement in the amount of 250,000 shares valued at $50,000, being the agent's shares issuable under the Placement Agent Agreement referred to above.

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

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.        OTHER INFORMATION

None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K. The Registrant filed one report on Form 8-K during the period ended September 30, 2004. This report was filed on EDGAR on August 10, 2004.

(b)	Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index below.

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Report on Form 10KSB for the year ended December 31, 1997)

3.2	ByLaws (incorporated by reference to Exhibit 3.3 of the Form 10KSB filed on December 31, 1997)

31.1	Section 302 Certification

31.2	Section 302 Certification

32.1	Section 906 Certification

32.2	Section 906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTIONVIEW INTERNATIONAL, INC.

Dated: November 22, 2004	By: /s/ Christopher Stringer
Christopher Stringer, President, Chief
Financial Officer and Chief Accounting Officer

By: /s/ Rick Mari
Corporate Secretary, CEO and Director