Form 10KSB
period 2004-12-31
ACTIONVIEW INTERNATIONAL INC
filed 2005-04-14
CIK 789667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004.

Commission File Number 033-90355

ACTIONVIEW INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0542172
State of organization)	(I.R.S. Employer Identification No.)

221 East 10th Avenue, Suite #103, Vancouver, British Columbia,
Canada V5T 4V1
(Address of principal executive offices)

(604) 878-0200
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. YES ☒

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-KSB or any amendments to this Form 10-KSB.  ☒

The Company’s revenues during the year ended December 31, 2004 were $136,866:

The aggregate market value of the voting stock held by non-affiliates of the Company, (21,729,190 shares) based upon the closing price of the Company’s common stock on April 5, 2005 was approximately $1,738,335.

As of April 5, 2005 the Company had 29,569,190 issued and outstanding shares of common stock. (included in this figure are the 8,072,675 issued but not outstanding shares of common stock held in trust, see Item 1(a): Share Exchange Agreement).

DOCUMENTS INCORPORATED BY REFERENCE: None

ACTIONVIEW INTERNATIONAL, INC.
TABLE OF CONTENTS

PART I

Item 1	Description of Business
	a)	Company History and Development
	b)	Principal Products, Services and Research & Development
	c)	Target Market, Strategy and Product Distribution
	d)	Competition and Main Competitors
	e)	Competitive Position and Methods of Competition
	f)	Principal Suppliers
	g)	Dependence on One or a Few Major Customers
	h)	Intellectual Property Patents/Trademarks/Licenses/Franchises/Concessions/Royalty Agreements/or Labour Contracts
	i)	Employees
	j)	Projects in Progress & Strategic Alliance
	k)	Risk Factors
Item 2	Description of Properties
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders

PART II

PART III

Forward Looking Statements

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as “may,” “expect,” “believe,” “anticipate” “intend,” “could,” “estimate,” or continue,” or the negative or other variations of these terms or comparable terms. The Company’s actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could effect the Company’s results include, but are not limited to, those discussed in Item 6, “Management’s Discussion and Analysis” and included elsewhere in this report.

PART I

ITEM 1             DESCRIPTION OF BUSINESS

a)      Company History and Development

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

However, the Company did advance $340,000 to Streamscape as loans for operating purposes. For the year-ended December 31, 2001, the loans to Streamscape were written off as a bad debt as Streamscape went into receivership. On November 26, 2001, the Company acquired substantially all of the assets of Inform Online, Inc., a developer of a system that provides advertisements to digital display systems, for 1,000,000 restricted shares of the Company’s common stock. Inform Online, Inc. was unable by June 30, 2002, to reach an agreement with a major vendor to supply online advertising, and therefore the November 26, 2001 agreement to acquire all their assets was rescinded effective June 24, 2002. The Company has returned all the assets of Inform Online, Inc.(hardware and equipment, $70,000; computer software, $230,000; and intellectual properties, $250,000) and has cancelled the 1,000,000 restricted shares of common stock (previously issued to Inform Online, Inc.).

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

On August 11, 2003, Actionview International Inc. incorporated a wholly-owned Canadian subsidiary, 6126421 Canada Ltd.

By an agreement dated September 9, 2003, Actionview International, Inc., through its wholly-owned Canadian subsidiary (6126421 Canada Ltd.) acquired 100% of the issued and outstanding shares of Action View Advertising Systems, Inc. and issued 1,000,000 exchangeable shares of 6126421 Canada Inc. as consideration. Action View Advertising Systems, Inc. was incorporated on July 6, 1999 as a British Columbia Canadian Corporation.

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

The Company, through its wholly-owned subsidiary, Action View Advertising Systems, Inc. (“ActionView”), is engaged in the development, assembly, and marketing of a computer programmable, scrolling backlit, billboard poster sign, for use in retail advertising venues. ActionView’s billboard sign offers advertisers superior backlit graphics, extremely high quality color resolution, and the capacity to have twelve (12) different scrolling images per display unit in a 4 foot by 6 foot format. The Company recently launched several new motion billboards, after 12 months of development.

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

Action View Advertising Systems, Inc. was incorporated on July 6, 1999 as a British Columbia corporation and has since inception been engaged in the development, assembly and marketing of a programmable, scrolling, backlit poster billboard for use in the retail advertising market. The 4 foot by 6 foot motion sign display is capable of displaying twelve (12) different posters.

This billboard poster display retail advertising market was a US$5.5 billion market in 2003 according to the Outdoor Advertising Association of America, Inc.

b)      Principal Products, Services and Research & Development

ActionView Advertising Systems, Inc. (the wholly-owned subsidiary of Actionview International, Inc.) has, over the past 5 years, researched, designed, and manufactured programmable, scrolling, backlit billboard poster signs for use in retail and other high traffic advertising venues. The initial product was a 4 foot by 6 foot (4x6) sign that was tested in retail venues such as shopping centers over the 5 years.

The company has developed a series of signs in different sizes at different list prices over the past 2 years as follows:

Sign Size	List Price

Original 4x6 sign scrolling 12 poster advertisements	$ 10,000
3.5 x5 signs scrolling 12 poster advertisements	$ 10,000
3.5 x5 sign scrolling 6 advertisements	$ 6,000
6x9 sign portrait mode scrolling 5 poster advertisements	$ 18,000
5 x10 sign scrolling 4 poster advertisements	$ 16,000
5 x15 sign scrolling 3 poster advertisements	$ 23,000

ActionView also designs and distributes a 4x6 non-scrolling (static) sign because it is the only 4x6 backlit sign with a depth of 5 inches. This product is ideal in narrow passages where advertising on the walls has typically been confined to non-backlit products. This sign sells for $2,500.

Research & Development

Several new products and support technology were researched and developed in 2004. Specifically, the 5x15 3 poster scroller, the 5x10 4 poster scroller, the 3.5x5 6 poster scroller (known as ActionView Lite) for which a new digital controller was developed. The existing digital controller was upgraded to work with other new models.

The company spent approximately $151,000 in R&D in the past year. These expenses include the salaries and consulting payments of two employees engaged in research and development, the partial wages of the CEO who leads the company’s R&D program, travel and transportation expenses to and from R&D sites, the cost of manufacturing products for testing, independent contractor costs and sundry miscellaneous costs such as courier, telephone and administration.

In Vancouver, R&D is performed at the company’s headquarters and at local independent technical labs. In China, the R&D is performed at the production factory under the direction of a full time employee of the Company who is bilingual in English and Cantonese. This gives the Company considerable direct input and influence over production of the signs which for the most part are custom designed for specific end user needs.

The production factory is located in Guangdong Province, China.

c)      Target Market, Strategy and Product Distribution

ActionView markets its signs to managers of high traffic public locations such as airports, train stations, shopping malls, movie theaters, etc. Installed ActionView signs display multiple poster advertising. ActionView’s business strategy is to establish relationships with advertising companies that will purchase the poster advertising on the ActionView signs on behalf of their clients. ActionView also in the process of selling and/or renting its signs to retail store chains for placement inside the retail stores or in the store windows. Once signs are placed in stores at the “point of purchase”, advertising time will then be sold to vendors of products.

The Company’s business plan is based upon the Company maintaining ownership of its manufactured signs and generating monthly revenues from signs placed in airports, train stations, convention centers, shopping malls, supermarkets, department stores, movie theatres, gas stations, and other high traffic locations. These revenues from Company signs will be shared with the sellers of the advertising and the sign location landlord.

The Company sells its signs to locally based franchises and will receive royalty income from the advertising revenues generated by those signs. The Company also intends to sell custom manufactured less sophisticated scrolling signs to customers on a large volume basis if demand for these exists. Tests have been conducted in a number of different venues with success coming from a major automotive parts distributor, an airport and two movie theater chains in the form of sign sales and ad revenues.

Actionview’s business strategy is centred around its unique vertically integrated business model which includes custom designing, manufacturing, finding placement locations and selling advertisement for its unique scrolling sign products. The model is supported by in-house developed products including the unique sign designs, unlike others in the industry, the digital motor drive controllers and the source code used to program and manage the reliable operation of the signs.

In China, ActionView signs are located in selected train stations of the Guangzhou MTR system and in two movie theater chains in Hong Kong. Additional signs are presently being built for installation in the GZ Airport under contract with between Chungrun Advertising and the Airport Authority.

In Australia ActionView’s licensee has arranged for the testing of ActionView signs in a supermarket chain. If this test is successful it may result in 40 stores being installed with signs.

d)      Competition and Main Competitors

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

These companies, due to their size, compete with one another for the largest existing outdoor advertising markets in North America. These markets include outdoor billboards on buildings and street sides, poster sized signs in malls, airports, train stations etc. The only company that uses scroller technology is JC Decaux who is ActionView’s main competition in Europe, Australia and parts of Asia. In Australia the major outdoor competitors are JCDecaux, EYE Corp, Cody Outdoor and GOA Billboards.

In the scrolling sign product supply market the competitors are Revolution, Postermatic and Charvet-Industrie in North America.

e)      Competitive Position and Methods of Competition

The Company will not attempt to compete in the North American outdoor advertising markets because of the size, strength and maturity of Decaux, Clear Channel, ViaCom and Pattison. Instead ActionView will concentrate on the point of purchase market where manufacturers and vendors of retail products need to advertise in the retail department, hardware or food store chains at the point of purchase. ActionView intends to place its scrolling signs in the store windows and inside the entrance and at the end of aisles. ActionView will receive its revenue from renting the signs to the retail stores or by receiving a percentage of the ongoing revenue stream generated from the advertising.

ActionView is developing relationships with sign brokers and agents to sell ActionView signs to end users of scrolling signs. The typical clients for the purchase of ActionView scrolling signs will be trade show organizers and participants, or manufacturers of products for sale in showrooms where their varieties of models and features could be displayed on the scrolling signs.

ActionView has no plans to enter the European market in the near future.

The outdoor advertising market in the Orient and the Middle East is fragmented. They are serviced by many local companies and a few international companies like JCDecaux. It is still difficult for the international companies to gain a foothold because of the protectionist attitudes in these countries.

ActionView has established a partnership with a local company in China and, through this partnership, an agreement with a local advertising company. This resulted in a contract with the Mass Transit Railroad (MTR) system in Guangzhou to supply at least 60 scrolling signs of varying sizes for installation in the stations of the first of 10 lines that are being built. It has also resulted in a successful test at the new Guangzhou Airport which turned into a significant contract for installation of 200 equivalent signs in 2005. In 2004, ActionView also installed 20 beta-test signs in 2 movie theater chains in Hong Kong.

In Australia, the market is similar to North America, so the ActionView strategy is to direct our Australian licensee to pursue the point of purchase market in retail store chains. We expect to see considerable progress in this marketplace in 2005.

In the competitive marketplace for scrolling sign products, the Company’s dual strategy has always been to provide our customer’s with top quality products, well researched and tested before distribution, at competitive prices. This prompted the change of sign production to China in 2003.

New and improved versions of the controllers are being developed by the Company. In 2004, hand-held remote units replaced lap-top computers for programming the signs.

f)      Principal Suppliers

The purchase, fabrication and assembly of the aluminum bodies of the ActionView signs was transferred to another supplier in China to reduce manufacturing costs.

The electronic components for the circuit boards of the proprietary digital sign controllers continue to be assembled in Canada for trans-shipment to China for installation.

g)     Dependence on One or a Few Major Customers

ActionView is setting up distribution channels in North America, China, Australia and the Middle East. Potential customers are being pursued in all of these countries. In North America ActionView markets its products and services to the large multi store chains, movie theaters, gas stations, airports. Prior to purchasing, these customers typically request a testing period of 3 to 12 months to determine mechanical dependability of the signs; to identify sales uplift for advertised products; and to understand customer comfort with the new scrolling technology.

If the Company is able to install signs in various countries and realize revenues from them, the Company does not believe it will be dependent on one customer alone.

h)      Intellectual Property, Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labour Contracts

General

The Company owns the intellectual property rights to the ActionView Sign through 6216421 Canada Ltd. ActionView does not directly own the intellectual property rights to the ActionView Sign.

(i)       Pending Trademark Applications

ActionView had applied for trademark rights in the United States and Canada for the tradename “ActionView”. The trademark “ActionView” is on the primary register in the United States as is the phrase “ActionView: we leave the competition standing still”.

(ii)      Pending Patents, Copyrights and Trade Secrets

ActionView had applied for the following US patents:

Pending Application No. 09/90652: Display Sign End Controller

Pending Application No. 09/528812: System and Method of Cross-Selling Advertising

The second patent pending application had also been made in Canada under the Canadian patent pending number 2341053.

The Company is not actively pursuing these patents at this time because of limited working capital.

We do not presently have any plans to seek patent protection or copyright for any other products or materials.

(iii)     Royalties and Labour Contracts

The Company does not pay any third party a royalty on the use of its intellectual property.

There are no labour contracts or unionized employees.

(iv)      Franchises

There are nine ActionView franchises at various stages of operation at the present time, as follows:

-   In Canada:
    Northwest Territories, Kelowna, Calgary, Toronto and Nova Scotia:   5
-   In USA: Houston:    2
-   In UAE / Dubai:    1
-   Australia: 1

i)      Staff

ActionView presently has five and one half full-time staff - two are working in management and sales & marketing activities; two are working in research and product development; and one and one half are working primarily in accounting and administration. The Company anticipates the need to hire an additional four people in the areas of sales, operations and finance over the next six to nine months when revenues and funds permit.

In addition and as required, ActionView engages independent consultants and contractors to supplement its activities or conduct specific technical and market research studies.

j)      Projects in Progress and Strategic Alliances

On February 20, 2004, the Company completed the incorporation of a new entity in Hong Kong, called ActionView Far East Limited (“AVFE”), for the purpose of representing the Company and marketing its scrolling sign products in both China and Hong Kong. AVFE is owned by the Company and another company in Hong Kong, called Americrown Inc (“Americrown”).

In general, Americrown will be responsible for negotiating business contracts and the day-to-day running of AVFE in accordance with approved operating procedures and budgets. The Company will be responsible for assisting in the management of AVFE and supplying Company-owned rental signs for placement in high traffic areas in China and Hong Kong for the purpose of generating advertising revenue. The specific terms of the expected agreement between the two shareholders is in the process of being finalized.

During 2004, AVFE incurred approximately $100,000 in start-up and market development expenditures relating to AVFE.

As a result, the Company supplied ActionView scrolling signs for installation in the largest movie theatre chain in Hong Kong and China, the Broadway Theatre Group.

In February of 2004, the Company secured the installation of a backlit, scrolling sign system at the Showcase Store of Canada’s largest automotive and hardware products retailer. In December the company sold and installed 2 scrolling signs in 2 newly constructed stores for this retailer.

In the second quarter of 2004 the Company delivered 6 ActionView scrolling signs to the ActionView Franchise in the Northwest Territories, Canada.

On June 14, 2004 ActionView Far East (AVFE) entered into an agreement with Chuangrun Advertising (H.K.) Limited to supply scrolling signs over a period of 10 years to contracts that Chuangrun was in the process of negotiating. The revenue for the Company will come from a percentage of the advertising revenues generated by Chuangrun on the ActionView signs through AVFE.

In July, 2004, the Company manufactured 10 signs for installation in the Guangzhou mass transit rail system, the first contract to be negotiated by Chuangrun.

In July, 2004 the Company entered into an agreement with Way Cool Concepts Inc. to develop the Eastern Canadian market from Toronto. This business has not yet commenced operations and it is uncertain when it will commence operations.

In September 2004 ActionView Far East received a request from Chuangrun Advertising to begin research and development for a large Panorama sign for presentation to the new Guangzhou airport to fulfill a contract that Chuangrun has for airport advertising in the domestic terminal. This contract calls for the installation of 100 'Panaramas’ in the third quarter of 2005.

In October, 2004 an ActionView sign was installed in the Loews theatre in Lincoln Square, New York. This is a “beta-test” for possible future expansion to additional Loews theaters.

In the fourth quarter the Company commenced “beta testing” of an ActionView scrolling sign in McCarran International Airport in Las Vegas. This testing is now complete and the Company will be meeting in the second quarter of 2005 with the airport management and their advertising company to discuss the placement of ActionView signs in the airport terminal.

Additional information on projects in progress can be found in the Management Discussion and Analysis, Item 6(e).

k)      Risk Factors

Investors should consider each of the following risk factors and the other information in this Annual Report, including ActionView’s financial statements and the related notes, in evaluating the Company’s business and prospects. The risks and uncertainties described below are not the only ones that impact on ActionView’s business. Additional risks and uncertainties not presently known to the Company or the Company currently considers immaterial may also impair its business operations. If any of the following risks actually occur, the Company’s business and financial results could be harmed. In that case, the trading price of ActionView’s Common Stock could decline.

Risks associated with ActionView’s own business and products:

1.     The advertising services industry could be impacted by global economic weakness that could negatively affect the Company’s revenues and operating results.

2.     ActionView lacks an operating history and has accumulated significant losses that may or may not continue into the future. If the losses continue, the Company might have to suspend or cease operations.

3.     ActionView will derive most of its revenues from sales outside North America and numerous factors related to international business activities subject the Company to risks that could reduce the demand for its products and negatively affect its operating results.

4.     ActionView depends primarily upon two suppliers for the components to produce its sign products. Any disruptions in the operations of, or the loss of, these suppliers could harm the Company’s ability to meet its delivery obligations to its customers and could increase its cost of sales.

5.     A reduction or interruption in sign product supply or a significant increase in product prices could have a material adverse effect on ActionView’s business and profitability.

6.     Defects or errors in ActionView’s products or in the components made by its principal suppliers could harm the Company’s relations with its customers and expose it to forms of product liability. Similar problems related to the products of ActionView’s customers would also harm its business.

7.     If ActionView experiences any product liability claims or recalls, the Company may also incur significant expenses and experience decreased demand for its products.

8.     ActionView’s business and operations would suffer if its sign products or systems fail.

Risks associated with the ActionView’s industry:

9.     The out-of-home advertising services industry is subject to rapid technological change that ActionView must keep pace with to successfully compete.

10.    ActionView faces significant competition from much larger companies with greater experience and resources.

11.    Currency fluctuations could negatively affect future product sales or advertising revenue and harm ActionView’s ability to collect receivables.

12.    ActionView’s business and operating results may be harmed by inflation and/or deflation.

13.    Government regulation or any change in such regulation may adversely affect ActionView’s business.

Risks associated with ActionView and its subsidiaries:

14.    ActionView’s stock price is volatile with wide fluctuations in the past that are likely to continue in the future.

15.    A small number of ActionView’s stockholders own a substantial amount of the Company’s Common Stock, and if such stockholders were to sell those shares in the public market within a short period of time, the price of ActionView’s Common Stock could drop significantly.

16.    ActionView may not be able to attract and retain qualified personnel necessary for the implementation of its business strategy.

17.    ActionView’s business and operating results will be harmed if it is unable to successfully manage growth in its business.

18.    ActionView does not expect to pay dividends in the foreseeable future.

19.    “Penny Stock” rules may make buying or selling ActionView’s Common Stock difficult, and severely limit market liquidity.

ITEM 2             DESCRIPTION OF PROPERTIES

The Company does not own any real estate property as of March 31, 2005.

The Company, through its wholly-owned subsidiary Action View Advertising Systems, Inc. rents approximately 1200 sq. ft. of warehouse facilities at

Unit 320 – 108 Homer St, Vancouver, British Columbia, Canada. The premises are being leased for a three year term expiring October 31, 2006.

In addition, the Company, through its wholly-owned subsidiary, Action View Advertising Systems, Inc. rents administrative offices at Suite 103 – 221 East 10th Avenue, Vancouver, British Columbia, Canada. The premises are approximately 2,200 sq. ft. and are being leased for a three year period expiring September 30, 2006.

The combined annual rent for these two leased properties is approximately $25,400 including common area charges.

ITEM 3             LEGAL PROCEEDINGS

Management is not aware of any legal proceedings (either presently engaged in or contemplated) by any government authority or other party involving the Company or its properties.

No directors, offices, or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings.

ITEM 4             SUBMISSION OF MATTERS FOR VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5             MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

The Company’s Common Stock is traded on the OTC Bulletin Board under the trading symbol “AVWI” and on the Berlin-Bremen Exchange under the trading symbol “VW6”. Set forth below is the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High Bid	Low Bid	High Bid	Low Bid
First Quarter	1.01	0.40	0.06	0.33
Second Quarter	0.44	0.20	0.33	0.045
Third Quarter	0.27	0.155	0.67	0.30
Fourth Quarter	0.22	0.10	1.19	0.70

As of April 5, 2005, the Company had approximately 2,000 shareholders of record with almost half of them owning fewer than 1,200 shares each.

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

Recent Sales of Securities

On May 16, 2003, the Company issued 975,000 shares of common stock in payment of a total of $63,375 in consulting and professional fees.

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

In September 2003 concurrent with the acquisition of Action View as described in Note 6, the Company issued 327,325 shares of common stock on settlement of a total of $98,197 owing to the two principals of Action View.

In September 2003, as described in Notes 5 and 6, 612 Canada issued a total of 8,422,675 exchangeable shares with a fair value of $2,526,803 which have been recorded as a separate component of consolidated stockholders’ equity.

On November 1, 2003 the Company issued 774,446 shares of common stock in settlement of a total of $387,224 owing to two directors of the Company and to a company controlled by a director of the Company.

During the fourth quarter of 2003, the Company prepared a Private Placement Offering Memorandum to sell 2,000,000 units of securities at $0.50 per unit (the “OM Units”). Each Unit consists of one share of restricted common stock of the Company and one non-transferable share purchase warrant. The Warrant entitles the holder to purchase one share of restricted common stock at $0.55 for three years.

In this connection, the Company issued a total of 958,000 of the OM Units in the fourth quarter of 2003 with the warrants expiring by December 30, 2006. The fair value of the warrants was estimated to be $47,900 and recorded as a separate component of stockholders’ equity.

During the fourth quarter of 2003, the Company issued 250,000 common shares on exercise of 250,000 share purchase warrants at $0.10 per warrant in settlement of $75,000 of accounts payable.

During the fourth quarter of 2003, the Company issued a total of 350,000 shares of common stock in satisfaction of the purchase price owing by 612 Canada on repurchase of a total of 350,000 exchangeable shares of 612 Canada.

On January 16, 2004, the Company issued 1,741,500 common shares in settlement of the exercise of 1,935,000 share purchase warrants at $0.10 per warrant on a “cashless basis”.

During the first quarter of 2004, the Company issued a total of 250,000 of the OM Units offered in the fourth quarter of 2003 for proceeds of $125,000,

comprised of one restricted common share at $0.50 and one non-transferable share purchase warrant at $0.55, under Regulation S. The warrants have a term of three years and will expire by February 20, 2007. The fair value of the warrants was estimated to be $12,500 and has been recorded as a separate component of stockholders’ equity.

In March 2004, the Company issued a total of 175,000 of the OM units offered in the fourth quarter 2003 for proceeds of $70,000, comprised of one restricted common share at $0.40 and one non-transferable share purchase warrant at $0.45, under Regulation S. The warrants have a term of three years and will expire by March 9, 2007. The fair value of the warrants was estimated to be $7,000 and has been recorded as a separate component of stockholders’ equity.

On March 31, 2004, the Company entered into a Private Placement Subscription Escrow Agreement (“PPSEA”) whereby it agreed to offer through a private placement agent not less than 500,000 and not more than 10,000,000 shares of the Company’s common stock at $0.20 per share, under Rule 506 of Regulation D. In return for arranging the financing, the Company has agreed to pay an agent’s fee of: (i) $10,000 cash upon signing the agreement; (ii) 10% of the gross proceeds from the sale of the shares in cash; and (iii) 10% of the common stock sold to investors.

During June 2004, the Company issued 2,500,000 shares under the PPSEA at $0.20 per share for proceeds of $440,500 net of share issue costs and fees of $59,500. As of June 30, 2004, the Company also recorded an obligation to issue 250,000 shares to the agent as described in (iii) above with at a fair value of $50,000. The Company intends to file a registration statement on Form SB2 to register these securities for resale in the United States and anticipates that this filing will occur in the second quarter of 2005.

On April 15, 2004, the Company issued 250,000 common shares in settlement of the exercise of 310,000 share purchase warrants at $0.10 per warrant on a “cashless basis”.

On July 1, 2004, the Company issued 100,000 shares under the PPSEA at $0.20 per share for proceeds of $18,000, net of share issue costs of $2,000. The Company recorded an obligation to issue 10,000 shares to the agent as described in (iii) above with at a fair value of $2,000.

Stock Option Plan

On September 18, 2003, the Company adopted a Non-Qualified Stock Option Plan with authorizes the issuance of up to 1,750,000 shares of common stock on exercise of options to purchase 1,525,000 shares of common stock to the Company’s officers, directors, employees and to the consultant of the Company. In addition, the Company adopted a Stock Bonus Plan which authorizes the issuance of up to 1,000,000 shares of common stock. The options are exercisable at a price of $0.50 per share for the period from October 1, 2003 to September 30, 2005. As at December 31, 2004 none of the options have been exercised but 250,000 were cancelled during the year. The shares issuable under the Non-Qualified Stock Option Plan and the Stock Bonus Plan have not been registered for resale in the United States and any resale of such shares would be subject to restrictions.

ITEM 6             MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes related thereto which have been prepared in accordance with the accounting principles generally accepted in the United States of America. The discussion of results, causes and trends should not be construed to imply any conclusion that such results, causes or trends will necessarily continue in the future.

a)    Brief Company History and Development

ActionView International, Inc. formerly known as Acquisition Media, Inc. currently trades on the OTC Bulletin Board under the symbol "AVWI" and is referred to in this Form 10-KSB as the "Company", the "Registrant" or the "Issuer". The company is also listed for trading on the Berlin-Bremen Stock Exchange under the symbol "VW6".

In August 2002, the Company changed its name from Inform Media Group, Inc. to Acquisition Media, Inc.

In August 2003, the Company changed its name to "ActionView International, Inc." to better reflect its new business operations assumed during its acquisition of ActionView Advertising Systems Inc (“AASI”), a British Columbia company incorporated on July 6, 1999. The Company is now principally engaged in the development, assembly, and marketing of a proprietary multiple poster scrolling backlit sign systems and revenue sharing programs for use in the out-of-home retail advertising market. This has been AASI’s primary business since its inception.

The Business

The Company custom designs and manufactures scrolling billboard type signs. The benefits of scrolling backlit signs over stationary backlit signs are twofold:

(i) scrolling signs permit the display of multi-advertisements in a single location. In a world where space is at a premium and advertisers are required to compete for their advertising positioning, ActionView signs reduce costs to advertisers and increase income to property owners that lease advertising sign space.

(ii) scrolling advertising provides the movement necessary to attract the attention of passers-by.

The business plan is based upon the Company maintaining ownership of its manufactured signs and generating monthly revenues from signs placed in airports, train stations, convention centers, shopping malls, supermarkets, department stores, movie theatres, gas stations, and other high traffic locations. These revenues from Company signs will be shared with the sellers of the advertising and the sign location landlord.

The Company sells its signs to locally based franchises and will receive royalty income from the advertising revenues generated by those signs. The Company also intends to sell custom manufactured less sophisticated scrolling signs to customers on a large volume basis.

The History

The ActionView 4 feet x 6 feet life sized backlit scrolling sign has been researched and developed under the guidance of its founder, Rick Mari, for over 6 years. Site testing has been conducted in the malls and business concourses of Vancouver, Canada with the support of local and national advertisers. In Vancouver rental signs have been installed and ad revenues have been realized in three separate shopping centres.

The R&D process resulted in a product that is versatile, attractive and technically ahead of its competitors because of its sophisticated digitally controlled electronic components and high quality mechanics.

Manufacturing was moved off-shore from Canada to China in 2003 in order to benefit from the mass manufacturing capabilities and economies of scale in China. The Company’s signs are being assembled in China by a team of design engineers and computer technicians.

Sales of the ActionView product began with a franchising program that exposed the product to shopping mall markets in Canada and the United States. Over the past 12 to 15 months, the Company has expanded its business model to international markets through strategic alliances for the ActionView product lines in conjunction with revenue sharing programs.

The Company's principal place of business is located at Suite 103 – 221 East 10th Avenue, Vancouver, British Columbia, Canada with an adjacent warehouse and research facility. Its telephone number is (604) 878-0200 or toll free (866) 878-0200 and its facsimile number is (604) 879-8224. The main factory for its sign production is located in Guangdong Province, China.

Acquisition of ActionView Advertising Systems Inc

The detailed arrangements regarding this acquisition in September 2003, including the related Intellectual Property Rights, are described in Item 1 (a) of this report under the caption 'Share Exchange Agreement’.

b)    Critical Accounting Policies and New Accounting Pronouncements

Management believes the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements. So these are considered to be the critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates used in applying the critical accounting policies. Within the context of these critical accounting policies, management is not currently aware of any reasonably likely event that would result in materially different amounts being reported.

Revenue Recognition

ActionView generates or plans to generate its revenue primarily from three sources:

i) rental of Company-owned signs that are/will be placed by independent ad agencies in point-of-sale and outdoor advertising locations including: airports, train stations, convention centers, shopping malls, supermarkets, department stores, movie theatres, gas stations, and other high traffic locations. This revenue is shared with the ad agencies, who sell the advertising, and the sign location landlords, who rent the space, and is recognized over the period the advertising is provided.

ii) sales of signs to locally based ActionView franchises along with on-going royalties from the advertising revenues generated by the franchisees. In addition, an initial non-refundable franchise fee is received on signing for the purpose of arranging the franchise agreements and providing initial training services and related materials to franchisees on the operation of the signs.

Revenue is recognized when the amount is fixed or determinable, delivery has occurred or initial services have been performed, and collection is reasonably assured.

iii) sales of custom manufactured, less sophisticated signs to customers with revenue being recognized when the signs are delivered and collection is reasonably assured.

Any amounts received in advance are recorded as deferred revenue.

Signs manufactured for inventory and/ or fixed assets

Signs manufactured for sale to franchisees and other customers, located primarily in North American markets, are recorded as inventory at laid down cost when the signs are received and recorded for financial reporting purposes at the lower of cost or net realizable market value. Cost of sales is recorded on the first-in first-out basis.

Signs manufactured for rental to ad agencies and/or sign location landlords, located primarily in offshore markets, are recorded as fixed assets at laid down cost when the signs are installed and related revenue recognition commences. Cost is amortized on a straight line basis less residual value over the estimated useful life of 5 years. The book value of rental signs is reviewed for impairment whenever circumstances indicate that it exceeds fair value and the full amount is not recoverable from undiscounted future cash flows.

Goodwill and Intangible Assets

The Company has adopted the provision of the Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Intangible Assets”, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment at least annually. Intangible assets with a definite life will be amortized over that expected life and will also be tested for impairment at least annually and whenever events or circumstances indicate a revision to the remaining period of amortization is warranted. The Company’s intellectual property is being amortized over 10 years. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset.

No impairments have been recorded through December 31, 2004.

Management has made an assessment as of December 31, 2004 that because of contracts recently entered into with respect to AVFE and the status of other franchise arrangements, that the carrying value of goodwill and intangible assets are not impaired.

Recent accounting pronouncements

Of the four recent accounting pronouncements identified in the notes to the financial statements, management believes that three of them will have no material effect on the Company’s financial position or results of operation with one currently being evaluated for possible effect on the Company.

The three with no material effect are as follows:

i)	'The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’ ("EITF 03-1") issued by the Financial Accounting Standards Board’s ("FASB") in March 2004 effective for fiscal years ending after June 15, 2004.

ii)	'Inventory Costs’ (“SFAS 151”) issued by FASB in November 2004 effective for fiscal years beginning after June 15, 2005.

iii)	'Exchanges of Non-monetary Assets’ issued by FASB in December 2004 as an amendment to APB Opinion No. 29, Accounting for Non- monetary Transactions, effective for fiscal years beginning after June 15, 2005

The one being evaluated for possible effect on the Company’s financial position or results of operation is as follows:

i)	'Share-Based Payment’ ("SFAS 123(R)") issued by FASB in December 2004 effective for all interim periods beginning after December 15, 2005. This pronouncement requires that compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award. Note 2 to the financial statements discloses the stock-based compensation for information related to the pro forma effects on the Company’s reported net loss and net loss per share of applying the fair value recognition provisions of the previous SFAS No. 123, Accounting for Stock-Based Compensation, to stock- based employee compensation.

c)    Results of Operation

The financial statements for the year ended December 31, 2004 (“2004 year”) are compared below to the financial statements for the year ended December 31, 2003 (“2003 year”).

Net Sales

The Company reported revenues of $130,866 for the 2004 year compared to $40,790 for the 2003 year. The sales increase resulted from greater ad sales from signs placed in certain Vancouver shopping malls; an initial order of six signs from the new franchisee in Yellowknife, Northwest Territories; and additional individual signs sold to large Canadian retailers for testing in anticipation of cross country distribution, the latter of which has not materialized to date.

Gross Profit

The Company’s 50% gross margin remained steady in the 2004 year generating a gross profit of $65,660 compared to $22,690 in the 2003 year. The strong margins continue to result from the 2003 decision to move sign production from Canada to China to benefit from the mass manufacturing capabilities and economies of scale in China.

Operating Expenses

The Company reported operating expenses of $1,525,372 in the 2004 year compared to $984,104 in the 2003 year. This increase was generally due to the acquisition of ActionView Advertising Systems Inc. in September 2003 which was consolidated for full year in 2004 versus only four months in 2003. More specific explanations for the $541,268 increase in operating expenses in the 2004 year are as follows:

–	decrease in consulting fees to $215,200 from $417,500 due to significant stock based compensation granted last year which was not repeated this year.
–	increase in R&D to $151,362 from $2,626 due to the development of several new products and support technology arising from the specific requirements of the Guangzhou Airport contracts in China.
–	increase in depreciation and amortization expense to $269,588 from $80,861
–	increase in marketing to $79,542 from $36,237 largely because of increased presentations to major Canadian retail chains in Canada, including Home Depot, Canadian Tire, Shoppers Drug Mart and others.
–	increase in investor relations expense to $367,287 from $53,567 following distribution of an investor awareness package to 450,000 prospective investors in the 2004 year which was developed and prepaid in the 2003 year.
–	decrease in professional fees to $80,223 from $95,660 largely because the legal costs of acquiring ActionView Advertising Systems Inc was not repeated in the 2004 year.
–	decrease in management fees to $187,434 from $197,471 since no stock based compensation was granted in the 2004 year.
–	increase in office and administration expenses to $174,736 from $100,182 due to increase in bad debts, executive travel, and the negative impact of a declining US$ dollar.

Net Loss

The net loss from operations increased to $1,459,712 in the 2004 year from $961,414 in the 2003 year due to the combination of the above explanations.

Interest and Bank Charges

Interest and bank charges decreased to $16,171 in the 2004 year from $24,626 in the 2003 year due to a reduction in long term debt under scheduled repayment terms, partially offset by an increase in current bank borrowings. Interest and bank charges are included with office and administration expenses.

d)    Liquidity and Capital Resources

At December 31, 2004, the Company had a cash balance of $32,305 together with a working capital deficiency of $360,661 compared to a cash balance of $41,855 and a positive working capital position of $275,309 at December 31, 2003.

The decrease in cash of $9,550 relates to the following:

–	Net cash used in operating activities increased to $694,193 in the 2004 year (from $551,234 in the 2003 year). This was due to a combination of a higher net loss for the year, lower non-cash items being added back, significantly offset by a reduced level of working capital.

–	Net cash used in investing activities increased to $115,940 in the 2004 year (from $107,436 in the 2004 year). This was due to the advance purchase of rental signs in anticipation of ad sales to large corporate retailers in Canada which hasn’t materialized to date.

–	Net cash flow from financing activities increased to $800,583 in the 2004 year (from $700,518 in the 2003 year). This was mainly due to increases in both the issuance of common stock for cash and advances from related parties arising from accrued but unpaid compensation.

Subsequent to December 31, 2004, the Company received $195,000 in cash in connection with a private placement subscription agreement which to date has not been completed.

The Company's continuation as a going concern is uncertain and dependant upon successfully bringing its products and services to market; achieving profitable business operations in the future; and obtaining additional sources of financing to sustain its operations, the outcome of which cannot be predicted at this time. In the event the Company cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel further development of its products and services.

e)    Plan of Operation for Next Twelve Months

China

On February 20, 2004, the Company completed the incorporation of a new entity in Hong Kong, called ActionView Far East Limited (“AVFE”), for the purpose of representing the Company and marketing its scrolling sign products in both China and Hong Kong. AVFE is owned by the Company and another company in Hong Kong, called Americrown Inc (“Americrown”).

In general, Americrown will be responsible for negotiating business contracts and the day-to-day running of AVFE in accordance with approved operating procedures and budgets. The Company will be responsible for assisting in the management of AVFE and supplying Company-owned rental signs for placement in high traffic areas in China and Hong Kong for the purpose of generating advertising revenue. The specific terms of the expected agreement between the two shareholders is in the process of being finalized.

During 2004, AVFE incurred approximately $100,000 in start-up and market development expenditures relating to AVFE.

The first contract signed by AVFE was to install signs in Hong Kong’s largest theatre chain, The Broadway Group. 13 motion billboards were successfully installed into various Broadway theatre locations and AVFE is now in the process of selling advertising on these and additional signs that will be installed over the next 12 months.

On June 14, 2004, AVFE signed an agreement with Chuangrun Advertising Limited, which has the contract to place the advertising in the new Bai Yuan Airport in Guangzhou. This agreement requires that AVFE will supply ActionView scrolling signs into locations in China that Chuangrun will secure with long term contracts. The first of these locations is the Guangzhou airport which is under contract for 10 years. It opened in August 2004 and is the largest airport in Asia with a planned capacity of some 80 million passengers per year when fully completed. Guangzhou is a city of about 17 million people that is enjoying dramatic economic growth and prosperity.

Chuangrun has secured the contract to place 100 of the ActionView Panorama II sized motion billboards (10 ft wide X 5 feet tall) in the domestic arrivals and departure terminal. In addition, they have secured the contract for 50 double-sided 4x6 free-standing signs for installation in the airport bus stations linking the terminals. Manufacturing has begun with installation start-up scheduled for late April 2005 and completion targeted for July 2005.

Revenue flowing directly to AVFE from this project alone is projected to be $1.6 million in 2005 and $2.9 million in 2006. The Company’s share of income from this revenue will approximate $500,000 in fiscal 2005 and $1,000,000 in fiscal 2006.

Chuangrun has also completed an agreement with the new Guangzhou Subway System, known as the MTR. The first of 10 planned MTR lines has been completed and currently carries 750,000 people per day. AVFE is required to install an initial 60 billboard signs in the stations of the first MTR line of which the first 10 have already been installed. Once advertising has been placed, revenues will start to flow into AVFE with the Company earning its fair share.

The Company is in the process of obtaining private placement financing for the capital necessary to complete the manufacturing and installation of the rental signs required for both of these important above projects.

Australia

The Company is negotiating a license agreement with the ActionView franchisee in Australia and its business partners to establish the ActionView marketing program in Australia. Under the terms of the license agreement, the Company would supply signs to locations contracted by the franchisee in return for a percentage of the revenue generated from advertising sales sold on those signs. We hope to finalize the terms of the license agreement will be finalized during the second quarter of 2005.

Dubai, UAE

The ActionView franchisee in Dubai has placed 20 signs in shopping centers, movie theatres and super markets and have just placed an order with the Company for 9 additional signs. The Company may earn royalties from this franchisee in the second half of fiscal 2005.

Ontario, Canada

In 2004 the Company entered into an agreement with Way Cool Concepts an experienced sales and advertising group. They have acquired the existing Toronto ActionView franchise and are now proceeding to market their advertising program to local/ regional retailers and mall operators throughout Ontario.

Yellowknife, Northwest Territories, Canada

A franchise was sold with six ActionView 4x6 scrollers as the initial order.

New York, USA

The Company is beta testing an ActionView scrolling sign in a movie theater in Lincoln Square, New York.

Las Vegas, USA

An advertising company representing McCarron International Airport in Las Vegas has initiated a beta-test of the Actionview sign.

Research & Development

The Company's design and production staff was successful in developing several new products and support technologies during 2004 which helped to secure the two China contracts at the Guangzhou Airport. The Company is committed to continuing its R&D efforts on this basis in order to keep meeting on-going customer demands for new and improved products. Additional qualified employees, agents, or independent contractors, augmented by the leasing or purchase of specialized equipment, will be employed “as needed” in the future and when working capital permits.

Expected profitability and capital requirements

Since the acquisition of ActionView Advertising Systems Inc in September 2003, the Company has been focused on developing and implementing its business plan including building brand recognition, gaining market share, meeting customer expectations, tailoring products to meet customer specifications, following up to ensure customer satisfaction, and staying on the leading edge of technology with R&D spending to enhance the product line.

The Company’s primary goal over the next twelve to eighteen months is to place or sell up to 700 signs into a growing network of contacts and anticipated customers throughout the world. This might be achieved from current contracts, contracts currently being negotiated, and contracts expected to be negotiated upon completion of beta testing. It is expected that 2005 will be a turn-around period for the Company with a projected profit of $300,000 for 2005 and a projected $2 million profit in 2006.

In order to achieve these ambitious objectives, the Company needs approximately $2.1 million in debt/ equity financing over the next six to nine months as follows:

Manufacturing and purchase of signs	$1,500,000

Working capital for monthly operating expenses (9 mths)	450,000

On-going R&D of scrolling sign technology	250,000

Contingency allowance	100,000

Total funding needs	$2,300,000

There can be no assurance the Company will be able to obtain this additional financing. Failure to do so could result in the company being unable to continue its operations.

Additions to Management Team

The Company plans to expand its management team with two key appointments scheduled for the second quarter 2005, Director of Sales & Marketing for North America and Chief Financial Officer.

Filling these positions will allow existing management to concentrate on strategy, operations, manufacturing and R&D for benefit of the business in general and the shareholders in particular.

f)    Contractual Obligations and Off-Balance Sheet Arrangements

The following table provides a summary of the Company’s contractual obligations at December 31, 2004:

	2005	2006	2007	2008
Debt repayments	$17,306	$15,961	$15,287	$1,997
Warehouse and office lease payments	$25,400	$21,145	Nil	Nil

As of the date of this Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transactions, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest: or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support of such assets.

g)    Inflation

Management does not believe that inflation has had or will have a material adverse affect on its operations.

h)    Uncertainties Relating to Forward Looking Statements

This Form 10-KSB Annual Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about the Company’s strategy for growth, product development, market position, expenditures and financial results are forward-looking statements.

All forward-looking statements are made as of the date of filing of this Form 10-KSB and the Company disclaims any duty to update such statements.

The Company may, from time to time, make oral forward-looking statements. The Company strongly advises that the above paragraph and the risk factors described in this annual report and in the Company’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of the Company to materially differ from those in the oral forward-looking statements. The Company disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

ITEM 7             FINANCIAL STATEMENTS

The audited Consolidated Financial Statements are included in this Form 10-KSB beginning on page F-1 following the signature page.

ITEM 8             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective August 5, 2003, the Company retained Dale Matheson Carr-Hilton,(“DMCL”) formerly LaBonte & Company, Chartered Accountants to act as Company’s independent Chartered Accountants. In this regard, DMCL replaced Stonefield Josephson, Inc. as the Company’s independent Chartered Accountants. The Company replaced Stonefield Josephson, Inc. with DMCL as a result of the change in the Company’s management and the relocation of the Company’s officers from Washington to British Columbia, Canada. Stonefield Josephson, Inc. audited the Company’s financial statements for the fiscal years ended December 31, 2001 and 2002. The Stonefield Josephson, Inc. audit reports for those fiscal years did not contain an adverse opinion, or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles. However, the report of Stonefield Josephson for those fiscal years contained an explanatory paragraph with respect to uncertainty as to the Company’s ability to continue as a going concern.

The change in the Company’s auditors was recommended and approved by the Board of Directors of the Company. The Company does not at present, have an audit committee.

During the Company’s two most recent fiscal years, there have been no disagreements with the Company’s independent accountants on any matter of accounting principle or practices, financial statement disclosure or auditing scope or procedure. In addition, there were no reportable events as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred within the Company’s two most recent fiscal years and the subsequent interim periods.

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

There have been no significant changes in the Company's internal controls over financial reporting during the fiscal year ended December 31, 2004 that have materially affected or are reasonably likely to materially affect, the internal controls over financial reporting.

PART III

ITEM 9             DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                          OF THE EXCHANGE ACT

The following table contains disclosure concerning the directors, officers and control persons of the Company. There are no persons who have acted as a promoter, controlling person, or significant employee of the Company other than as disclosed below.

Name	Position	Ages	Date Elected
Christopher Stringer	President, Chief Financial Officer and Director	61	August 2003 to present
Rick Mari	Chief Executive Officer, Treasurer and Director	51	August 2003 to present

Christopher Stringer, President, CFO and Director

Christopher Stringer, age 61. Mr. Stringer is the President, Chief Financial Officer, and a Director of the Company and a Director of its wholly-owned Canadian subsidiary, ActionView Advertising Systems, Inc. Mr. Stringer has been with ActionView Advertising Systems, Inc. for over five (5) years and is one of its founders. Prior to that, he was a self-employed franchise management consultant and has spent the past 25 years as a business innovator, with specific expertise in the initial organization, development, operations and leadership of both new and established service companies.

As President of ActionView International, Chris brings a strong background as a business leader of international companies. He was a founder of Molly Maid International, Inc., which now has 500 franchisees in four countries. Chris also managed the development of ServiceMaster in Canada. Prior to that he managed the expansion of Loomis Courier Services into the Eastern United States and Canada.

Rick Mari, CEO, Secretary and Director

Rick Mari, age 51. Mr. Mari is the Chief Executive Officer and a Director of the Company and a Director of its wholly-owned Canadian subsidiary ActionView Advertising Systems, Inc. for the last five years. Prior to that, he was employed by Productive Electronic Marketing Inc., a company which developed electronic advertising and signage products.

Rick directs the research, development and manufacturing of the ActionView scrolling sign and still-view products. Over the past seven years, he developed the original ActionView 13 scrolling billboard, 4x6 sign, taking advantage of his twenty (20) years of experience as President and owner of Productive Electronic Marketing Ltd.

Chris Stringer and Rick Mari devote 100% of their time to the business of ActionView.

ITEM 10            EXECUTIVE COMPENSATION

The following table sets forth in summary form, the compensation received by the directors and senior officers of the Company for the three years ended December 31 2004, 2003 and 2002. The Company does not have a Compensation Committee.

Name and principal position (a)	Year (b)	Annual Compensation			Long-term compensation
		Salary ($) (c)	Bonus ($) (d)	Other Annual Compen sation ($) (e)	Awards		Payouts	All other Compen sation ($) (i)
					Restric ted Stock Awards ($) (f)	Securities Underlying options/ SARs (#) (g)	LTIP payouts ($) (h)
Chris Stringer- President ,Chief Financial Officer and Director	2004 2003 2002	92,196 33,485 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Rick Mari – Chief Executive Officer, Treasurer and Director	2004 2003 2002	92,196 25,200 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

(c)	The dollar value of base salary (cash and non-cash) received. $75,244 of the 2004 salary for each individual was unpaid as at the year end date
(d)	The dollar value of bonus (cash and non-cash) received
(e)	Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property
(f)	During the periods covered by the table, the value of the shares of restricted stock issued as compensation for services to the persons listed in the table
(g)	The shares of common stock to be received upon the exercise of all stock options granted during the periods covered by the Table
(h)	All other compensation received that the Company could not properly report in any other column of the Table including annual Company contributions or other allocations to vested and unvested defined contribution plans, and the dollar value of any insurance premiums paid by, or on behalf of, the Company with respect to term life insurance for the benefit of the named executive officer, and the full dollar value of the remainder of the premium paid by, or on behalf of, the Company.

Employment Contracts

The Company does not have any employment contracts with its executive officers.

Employee Pension, Profit Sharing or Other Retirement Plans

None

Compensation of Directors and Senior Officers

i) Standard Arrangements.

Currently the Company does not pay its directors for serving as directors. The Company has no standard arrangement pursuant to which directors of the Company are compensated for any services provided as a director or for committee participation or special assignments.

ii) Other Arrangements.

Stock Option Plans

On September 18, 2003, the Company adopted a Non-Qualified Stock Option Plan with authorizes the issuance of up to 1,750,000 shares of common stock on exercise of options to purchase shares of common stock to the Company’s officers, directors, employees and to the consultant of the Company.

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

The following tables set forth information concerning the options granted during the year ended December 31, 2003 to the Company’s officers and directors and the value of all unexercised options held by these persons as of December 31, 2004.

Name	Shares Issuable upon Exercise of Options (1)	% of Total Options Granted	Exercise Price Per Share	Expiration Date
Christopher Stringer	300,000	17.14%	$0.50	Sept. 30, 2005
Rick Mari	300,000	17.14%	$0.50	Sept. 30, 2005
		34.28%

(1)	All of these options were granted pursuant to the Company’s Non- Qualified Stock Option Plan.

Name	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options	Value of Unexercised Options In-the- Money December 31, 2004
	(1)	(2)	(3)	(4)
Christopher Stringer	-	-	300,000	nil
Rick Mari	-	-	300,000	nil

(1)	The number of shares received upon exercise of options during the year ended December 31, 2003
(2)	With respect to options exercised during the Company’s year ended December 31, 2003, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.
(3)	The total number of unexercised options held as of December 31, 2004, separated between those options that were exercisable and those options that were not exercisable.

(4)	For all unexercised options held as of December 31, 2004, the market value of the stock underlying those options as of December 31, 2004.

The following table shows the weighted average exercise price of the outstanding options granted pursuant to the Company’s Non-Qualified Stock Option Plan as of December 31, 2004. The Company’s Non-Qualified Stock Option Plan has not been approved by the Company’s shareholders

Number of Securities
		Weighted-	Remaining Available for
	Number of Securities	Average	Future Issuance Under Equity
	to be Issued Upon	Exercised Price	Compensation Plans
	Exercise of	of Outstanding	[Excluding Securities Reflected
Plan category	Outstanding Options	Options	in Column (a)]
	(a)	(b)	(c)
Non-Qualified Stock Option Plan	1,275,000	$0.50	475,000

The following sets forth certain information, as of December 31, 2004, concerning the stock options and stock bonuses granted by the Company pursuant to the Plans. Each option represents the right to purchase one share of the Company’s common stock. The Plans have not been approved by the Company’s shareholders.

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued as Stock Bonus	Remaining Options/ Shares Under Plan
Non-Qualified Stock Option	1,750,000	1,275,000	N/A	475,000
Stock Bonus Plan	1,000,000	N/A	N/A	1,000,000

Retainer Stock Plan

In January of 2005, the Company implemented a Retainer Stock Plan. Under the terms of the Plan, a total of 3,000,000 shares of common stock can be issued to compensate directors, employees and consultants of the Company for services rendered to the Company.

The terms of the Plan are fully disclosed in the registration statement on form S-8 filed with respect to the Plan, but include the following:

–	price and other terms of issuance of shares under the Plan are to be determined by the Board of Directors, who administer the Plan and who will take into account the market price of the Company’s securities at the date of any agreement to issue shares under the Plan.

–	the shares of common stock issuable under the Plan have the same rights and restrictions as all other issued and issuable shares of common stock of the Company.

Any shares issuable under the Plan, although registered by way of the registration statement, may require a resale prospectus prior to resale by affiliates or others. To date, no shares have been issued under the terms of the Plan.

ITEM 11            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the name and address, as of the date of this Annual Report, and the approximate number of shares of common stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than five percent (5%) of the Company's common stock, and the name and shareholdings of each officer and director, and all officers and directors as a group. At the date of this Annual Report, the Company had 29,569,100 shares of common stock issued (including the 7,492,675 issued to CD Farber Law Corporation-In Trust, see Item 1: Share Exchange Agreement). The following table sets forth certain information regarding the beneficial ownership of the common stock of the Company as of April 5, 2005 of (1) each person who is known to the Company to own beneficially more than 5% of the Company’s outstanding common stock, (2) each of the Company’s directors, officers, and (3) all directors and officers of the Company as a group:

Name and Address	Position	Amount of Stock Beneficially Owned	Percentage of Class
Christopher Stringer 3784 Bayridge Ave West Vancouver, BC Canada	President, Chief Financial Officer, Director, and Greater then 5% Shareholder	2,683,334(1)	9.13%
Rick Mari 4329 West 3rd Ave Vancouver, BC	Chief Executive Officer, Seretary, Director and Greater than 5% shareholder	5,156,666(2)	17.55%
Directors, Officers and 5% stockholders in total (2 Persons)		7,840,000	26.68%

1.	Of the 2,683,334 common shares attributed to Christopher Stringer, 399,109 are common shares which he owns and which were issued to him in settlement of debts the Company incurred to him. These shares were issued effective September 8, 2003 at a price of $0.30 per share. The remaining 2,284,225 shares are held in trust by the Trustee in the event that Christopher Stringer wishes to exchange his 2,284,225 Exchangeable Shares for them. Christopher Stringer, not the Trustee, has the right to vote these 2,284,225 shares at any meeting of the Company’s shareholders.

2.	Of the 5,156,666 common shares attributed to Rick Mari, 298,216 are common shares which he owns and which were issued to him in settlement of debts the Company incurred to him. These shares were issued effective September 8, 2003 at a price of $0.30 per share. The remaining 4,858,450 shares are held in trust by the Trustee in the event that Rick Mari wishes to exchange his 4,858,450 Exchangeable Shares for them. Rick Mari, not the Trustee, has the right to vote these 4,858,450 shares at any meeting of the Company’s shareholders.

ITEM 12            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Shares Issued to Officers and Directors

Pursuant to an agreement stated September 9, 2003, the Company, through its wholly-owned Canadian subsidiary (6126421 Canada Ltd.) acquired 100% of the issued and outstanding common shares of Action View Advertising Systems, Inc. 6126421 issued 1,000,000 exchangeable shares to the existing shareholders of Action View Advertising Systems, Inc. is exchange for 100% ownership of the Company.

Of the 1,000,000 Exchangeable Shares issued to the shareholders of Action View Advertising Systems, Inc.,200,000 were issued to Rick Mari and 100,000 were issued to Chris Stringer.

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

ITEM 13            EXHIBITS AND REPORTS ON FORM 8-K

The exhibits to be filed with this Form 10-KSB are listed below in the Exhibit Index.

There were no Reports on Form 8-K filed during the fourth quarter of the fiscal year ended December 31, 2004.

ITEM 14            PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

Audit fees

During the fiscal years ended December 31, 2004 and December 31, 2003, the Company incurred approximately $34,000 and $28,000 respectively in fees to its principal independent accountants for professional services rendered in connection with the audits of the Company’s financial statements and for other accounting services consisting of review of the Company’s quarterly reports filed on Form 10-KSB

Financial Information Systems Design and Implementation Fees

During fiscal year ended December 31, 2004, the Company did not incur any fees for professional services rendered by its principal independent accountant for certain information technology services which may include, but is not limited to, operating or supervising or managing the Company’s information or local area network or designing or implementing a hardware or software system that aggregate source data underlying the financial statements.

All Other Fees

During fiscal year ended December 31, 2004, the Company did not incur any other fees for professional services rendered by its principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Report on Form 10KSB for the year ended December 31, 1997)

3.2	By-Laws (incorporated by reference to Exhibit 3.3 of the Report on Form 10KSB for the year ended December 31, 1997)

14.1	Code of Business Conduct

31.1	Section 302 certification of Chief Executive Officer

31.2	Section 302 certification of Chief Financial Officer

32.1	Section 906 certification of Chief Executive Officer

32.2	Section 906 certification of Chief Financial Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTIONVIEW INTERNATIONAL, INC.

Dated: April 13, 2005 By:	/s/ Christopher Stringer
Christopher Stringer
President, Chief Financial Officer and Director

Dated: April 13, 2005 By:	/s/ Rick Mari
Rick Mari
Chief Executive Officer, Secretary and Director

ACTIONVIEW INTERNATIONAL, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ACTIONVIEW INTERNATIONAL, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

CONSOLIDATED STATEMENTS OF CASHFLOWS

NOTES TO THE CONSOLIDATED STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Actionview International, Inc.

We have audited the consolidated balance sheets of Actionview International, Inc. as at December 31, 2004 and 2003 the consolidated statement of operations and deficit, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2004 and 2003 and the results of its operations and its cash flows and the changes in stockholders’ equity for the years then ended.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has realized significant losses and further losses are anticipated. At December 31, 2004 the Company had a working capital deficiency of $360,661, has incurred losses since inception of $4,012,755, and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Dale Matheson Carr-Hilton LaBonte”

CHARTERED ACCOUNTANTS

Vancouver, B.C.
March 24, 2005

ACTIONVIEW INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2003
	$	$

ASSETS

CURRENT ASSETS
Cash	32,305	41,855
Accounts receivable	25,734	87,463
Inventory	139,531	116,846
Prepaid expenses and other (Note 3)	30,279	302,876

	227,849	549,040
PROPERTY AND EQUIPMENT, at net book value (Note 4)	150,803	81,771
INTELLECTUAL PROPERTY RIGHTS, at net book value (Note 5)	1,929,896	2,152,576
GOODWILL (Note 6)	431,572	431,572

	2,740,120	3,214,959

LIABILITIES

CURRENT LIABILITIES
Bank indebtedness (Note 7)	83,084	65,450
Accounts payable and accrued liabilities	298,137	136,073
Deferred revenue	2,335	1,645
Current portion of long-term debt (Note 8)	17,307	30,631
Due to related parties (Note 10)	167,647	19,932
Notes payable	20,000	20,000

	588,510	273,731
LONG-TERM DEBT (Note 8)	33,234	46,840

	621,744	320,571

CONTINGENCIES AND COMMITMENTS (Notes 1, 7 and 11)

STOCKHOLDERS' EQUITY

COMMON STOCK (Note 9)
$0.001 par value; 75,000,000 shares authorized
21,316,515 issued and outstanding (2003 - 16,300,015)	21,316	16,300
EXCHANGEABLE SHARES (Note 9)	2,421,803	2,421,803
ADDITIONAL PAID IN CAPITAL	3,559,812	2,952,628
OBLIGATION TO ISSUE SHARES	52,000	-
COMMON STOCK PURCHASE WARRANTS (Note 9)	76,200	56,700
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE	(4,012,755)	(2,553,043)

	2,118,376	2,894,388

	2,740,120	3,214,959
SUBSEQUENT EVENTS (Note 14)

The accompanying notes are an integral part of these consolidated financial statements.

ACTIONVIEW INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

			Cumulative
			From Inception
	For the Years Ended December 31,		(April 2, 1989) to
	2004	2003	December 31, 2004
	$	$	$

SALES	130,866	40,790	171,656
COST OF SALES	65,206	18,100	83,306

	65,660	22,690	88,350

OPERATING EXPENSES
Consulting fees - cash	185,000	91,400	331,900
- stock based	30,200	326,100	356,300
Research & Development	151,362	2,626	151,362
Depreciation and amortization	269,588	80,861	350,449
Marketing	79,542	36,237	115,779
Investor relations	367,287	53,567	420,854
Professional fees	80,223	95,660	221,625
Salaries and
management fees - cash	187,434	77,471	264,905
- stock based	-	120,000	120,000
Office and general administrative	174,736	100,182	1,767,931
	1,525,372	984,104	4,101,105

NET LOSS FOR THE YEAR	(1,459,712)	(961,414)	(4,012,755)

DEFICIT, BEGINNING OF YEAR	(2,553,043)	(1,591,629)

DEFICIT, END OF YEAR	(4,012,755)	(2,553,043)	(4,012,755)

BASIC NET LOSS PER SHARE	(0.07)	(0.13)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	19,802,542	7,665,091

The accompanying notes are an integral part of these consolidated financial statements.

ACTIONVIEW INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

							Common
	Common Shares		Exchangeable Shares		Additional	Obligation	Stock		Total
	Number of		Number of		Paid-in	to Issue	Purchase	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Warrants	Deficit	Equity/(Deficit)

Balance - December 31, 2002	4,014,674	$4,015	-	$-	$764,938	$-	$-	$(1,591,629)	$(822,676)

Beneficial conversion price of warrants			-	-	8,134	-	-	-	8,134

Stock issued for services at $0.065 per share	975,000	975	-	-	62,400	-	-	-	63,375

Units issued in settlement of convertible notes and accrued
interest at $0.05 per share	6,700,000	6,700	-	-	328,300	-	-	-	335,000

Units issued on settlement of convertible notes at $0.25
$0.25 per share	352,000	352	-	-	78,848	-	8,800	-	88,000

Units issued on settlement of convertible notes at $0.40
per share	250,000	250	-	-	89,750		10,000	-	100,000

Shares issued in settlement of interest on convertible notes
at $0.05 per share	1,332,460	1,332	-	-	65,291	-	-	-	66,623

Shares issued in settlement of accrued interest on convertible
notes at $0.31 per share	16,110	16	-	-	5,006	-	-	-	5,022

Shares issued in settlement of directors' advances at $0.30
per share	327,325	327	-	-	97,870	-	-	-	98,197

Shares issued on settlement of debt at $0.50 per share	774,446	775	-	-	386,449	-	-	-	387,224

Units issued for cash under regulation S at $0.50 per unit	958,000	958	-	-	430,142		47,900	-	479,000

Shares issued on exercise of warrants at $0.30 per share
in settlement of accounts payable	250,000	250	-	-	84,750		(10,000)	-	75,000

Exchangeable shares issued at $0.30 per share	-	-	8,422,675	2,526,803	-			-	2,526,803

Exchangeable shares converted at $0.30 per share	350,000	350	(350,000)	(105,000)	104,650	-	-	-	-

Stock options granted	-	-	-	-	446,100	-	-	-	446,100

Net loss for the year ended December 31, 2003	-	-	-	-	-	-	-	(961,414)	(961,414)

Balance - December 31, 2003	16,300,015	16,300	8,072,675	2,421,803	2,952,628	-	56,700	(2,553,043)	2,894,388

Stock options granted					30,200	-			30,200

Exercise of warrants on a cashless basis at $0.001 per share	1,741,500	1,741	-	-	(1,741)	-	-	-	-

Units issued for cash under regulation S at $0.50 per unit	250,000	250	-	-	112,250	-	12,500	-	125,000

Units issued for cash under regulation S at $0.40 per unit	175,000	175	-	-	62,825	-	7,000	-	70,000

Private placement of shares issued under Reg D, Rule								-
506 for cash at $0.20 per share net of share issue costs	2,500,000	2,500	-	-	388,000	50,000	-		440,500

Exercise of warrants on a cashless basis at $0.001 per share	250,000	250	-	-	(250)	-	-	-	-

Private placement of shares issued under Reg D, Rule
506 for cash at $0.20 per share net of share issue costs	100,000	100	-	-	15,900	2,000	-	-	18,000

Net loss for year ended December 31, 2004	-	-	-	-	-	-	-	(1,459,712)	(1,459,712)

Balance December 31, 2004	21,316,515	$21,316	8,072,675	$2,421,803	$3,559,812	$52,000	$76,200	$(4,012,755)	$2,118,376

The accompanying notes are an integral part of these consolidated financial statements.

ACTIONVIEW INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASHFLOWS

			Cumulative
			From Inception
	For the Years Ended		(April 2, 1989) to
	December 31,		December 31,
	2004	2003	2004
	$	$	$
CASH FLOW FROM (USED IN ) OPERATING ACTIVITIES
Net loss for the year	(1,459,712)	(961,414)	(4,012,755)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation and amortization	269,588	80,861	351,632
Finance expense on beneficial conversion features	-	8,134	363,134
Bad debt	-	-	340,000
Common stock issued for services	-	63,375	174,375
Warrants issued for services	-	-	98,713
Stock based consulting fees	30,200	326,100	356,300
Stock based salaries and management fees	-	120,000	120,000
	299,788	598,470	1,804,154
Changes in non-cash working capital
Accounts receivable	61,729	(16,123)	45,606
Inventory	(22,685)	(88,202)	(110,887)
Prepaid expenses and other assets	272,597	(274,402)	9,224
Accounts payable	162,064	191,604	820,851
Deferred revenue	690	(1,167)	(477)
	474,395	(188,290)	764,317

NET CASH USED IN OPERATING ACTIVITIES	(685,529)	(551,234)	(1,444,284)

CASH FLOW FROM (USED IN ) INVESTING ACTIVITIES
Purchase of property and equipment	(115,940)	(53,997)	(169,937)
Net cash acquired on acquisition of ActionView	-	(53,439)	(53,439)
Cash acquired on reorganization of the Company	-	-	23,540

NET CASH USED IN INVESTING ACTIVITIES	(115,940)	(107,436)	(199,836)

CASH FLOW FROM (USED IN ) FINANCING ACTIVITIES
Additional capital contributed	-	-	82,488
Issuance of common stock for cash	653,500	479,000	1,219,000
Payment of advance receivable	-	-	(340,000)
Proceeds from convertible notes payable	-	188,000	543,000
Long term debt repayments, net of advances	(26,930)	(4,657)	(31,587)
Increase in bank indebtedness	17,634	25,782	43,416
Advances from related parties and shareholder	147,715	12,393	160,108

NET CASH FROM FINANCING ACTIVITIES	791,919	700,518	1,676,425

(DECREASE) INCREASE IN CASH	(9,550)	41,848	32,305

CASH, BEGINNING OF YEAR	41,855	7	-

CASH, END OF YEAR	32,305	41,855	32,305

Supplemental disclosure with respect to cash flows (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

ACTIONVIEW INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED STATEMENTS
December 31, 2004

(1)	NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

ActionView International, Inc. (formerly Acquisition Media, Inc.) (the "Company"), was incorporated on January 26, 1986, as Vantage, Inc., under the laws of the State of Nevada.

Following a number of name changes since incorporation, the Company changed its name again to ActionView International, Inc. on August 20, 2003. This was done to better reflect its new business operations during the process of acquiring 100% of ActionView Advertising Systems, Inc. and related technology rights through its wholly owned subsidiary company, 6126421 Canada Ltd. This acquisition was closed in September 2003 (See Notes 5 and 6).

The Company currently engages in the manufacturing, assembly and marketing of programmable scrolling backlit billboard poster signs used in point-of-sale and outdoor advertising locations. The Company’s business model has two basic revenue streams: (i) ad revenues from company owned signs placed in high traffic locations by Ad Agencies with whom the Company shares the revenue; and (ii) sale of signs to franchise operators along with on-going royalty revenue from advertising on the signs in local market areas.

In connection with its ad revenue business from Company-owned signs, the Company completed the incorporation of ActionView Far East Limited in early 2004 for the purpose of representing the Company and marketing its scrolling sign products in both China and Hong Kong. (Refer to note 11).

The Company is currently considered a Development Stage Enterprise, under the guidelines of Statement of Financial Accounting Standards (“SFAS”) No. 7.

Going concern

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a working capital deficit of $360,661, has incurred losses since inception of $4,012,755, and further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

The Company is planning additional ongoing equity and/or debt financing by way of private placements and/or commercial loan agreements to fund its obligations and operations.

(2)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)      Consolidated Financial Statements:

These consolidated financial statements include the accounts of the Company, a Nevada Corporation, and its 100% interest in 6126421 Canada Ltd. (a wholly-owned Canadian subsidiary incorporated August 11, 2003) (“612 Canada“). 612 Canada also owns 100% of the issued and outstanding shares of ActionView Advertising Systems, Inc. (“ActionView”), a British Columbia corporation acquired effective September 9, 2003. (refer to Note 6).

(b)      Cash and Cash Equivalents

Cash equivalents usually consist of highly liquid investments that are readily convertible into cash with maturity of three months or less when purchased. As at December 31, 2004, the cash and cash equivalents consist of bank deposits.

(c)      Inventory

Inventory consists of programmable scrolling backlit billboard poster signs held for sale and are valued at the lower of cost or net realizable values. Cost is determined on "the first-in, first-out basis."

(d)      Property and equipment

Property and equipment is recorded at cost. Depreciation is computed using the following methods and rates to depreciate the cost of the property and equipment less their residual values over their estimated useful lives.

Rental Signs:	5 years
Leasehold Improvements:	3 years
Furniture and fixtures:	4 years

Property and equipment are reviewed annually for impairment and whenever circumstances indicate that their carrying amount is not recoverable and exceeds their fair value. The carrying amount of property and equipment is determined to be non-recoverable if it exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposal.

The cost of rental signs includes component parts, labour and freight up to the point of substantial completion of the signs. The signs are considered substantially complete and ready for their intended use at the earlier of the date of completion of their construction and installation or the date when related revenue recognition commences.

(e)      Disposal of long-lived assets

In accordance with SFAS 144, “Accounting for the Impairment on Disposal of Long-Lived Assets” (SFAS 144), the Company measures all long-lived assets that are to be disposed of by sale at the lower of book value or fair value less disposal costs.

(f)      Goodwill and intangible assets

The Company has adopted the provision of the Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Intangible Assets”, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment at least annually. Intangible assets with a definite life will be amortized over that expected life and will also be tested for impairment at least annually and whenever events or circumstances indicate a revision to the remaining period of amortization is warranted. The Company’s intellectual property is being amortized on a straight line basis over 10 years. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset.

Although management has determined that there has been no impairment of intellectual property rights and goodwill at December 31, 2004 the recoverability of these intangible assets is also dependent on the Company’s ability to continue operating as a going concern as described in Note 1.

(g)     Foreign currency transactions

The functional currency of the Company is U.S. dollars. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, the foreign currency financial statements of the Company’s subsidiaries are re-measured into U.S. dollars. Monetary assets and liabilities are re-measured using the foreign exchange rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and capital asset accounts are translated by using historical exchange rates. Any re-measurement gain or loss incurred is reported in the consolidated income statement.

(h)      Revenue Recognition

ActionView generates its revenue primarily from three sources:

i) rental revenue - Company-owned signs are placed by independent ad agencies, who sell the advertising, in point-of-sale and high traffic out-of-home advertising locations. This revenue is shared with the ad agencies and the sign location landlords and is recognized over the period the advertising is provided.

ii) franchise revenue – franchise fees, fees on sign sales generated by franchisees, and royalty fees on advertising revenues generated by franchisees. Non-refundable franchise fees are earned for arranging the franchise agreements and providing initial training services and related materials.

iii) sales revenue - custom manufactured signs are sold with revenue being recognized when the signs are delivered.

Revenue from all sources is recognized when the amount is fixed or determinable, delivery has occurred or initial services have been performed, and collection is reasonably assured.

Any amounts received in advance of the goods being delivered or services being performed are recorded as deferred revenue.

(i)      Income Taxes

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

For future tax assets, the full amount of the potential future benefit is recorded. A valuation allowance is then used to adjust for the probability of realization.

(j)      Financial Instruments

In accordance with the requirements of SFAS No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash, prepaid expense, loans and accounts payable and due to related parties approximate carrying value due to the immediate or short-term maturity of these financial instruments.

Fair values of long-term debt are based on market prices where available. When quoted market prices are not available, fair values are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

(k)      Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

(l)      Stock-based compensation

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

The Company has elected to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock. This amount is recorded when the options first become exercisable. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period.

The following table illustrates the pro forma effect on net loss and net loss per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions described in Note 9 under Stock Option Plan:

		December 31,	December 31,
		2004	2003

Net loss for the year	As reported	$(1,459,712)	$(961,414)
SFAS 123 compensation expense	Pro-forma	-	(266,500)

Net loss for the year	Pro-forma	$(1,459,712)	$(1,227,914)

Pro-forma basic net loss per share	Pro-forma	$(0.07)	$(0.16)

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

(m)      Loss Per Share

The computation of basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding common shares during the period, excluding the exchangeable shares as described in note 6, which have not yet been exchanged into common stock of the Company. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on net loss. As of December 31, 2004, the Company had approximately 16,537,675 potentially dilutive securities in the form of exchangeable shares, share purchase warrants and stock options. (December 31, 2003 18,607,675 potentially dilutive securities). The accompanying presentation is only of basic loss per share as the potentially dilutive factors are anti-dilutive to basic loss per share.

(n)      Recent accounting pronouncements

In March 2004, the Financial Accounting Standards Board ("FASB") issued EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). The objective of EITF 03-1 is to provide guidance for identifying impaired investments. EITD 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In October 2004, the FASB delayed the recognition and measurement provisions of EITF 03-1 until implementation guidance is issued. The disclosure requirements are effective for annual periods ending after June 15, 2004, and remain in effect. Management believes that the adoption of EITF 03-1 will not have a material impact on the Company’s financial condition or results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS 151”). SFAS 151 requires issuers to treat idle facility expense, freight, handling costs, and wasted material (spoilage) as current-period charges regardless of whether such charges are considered abnormal. In addition, SFAS 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 will be effective for all inventory costs incurred in fiscal years beginning after June 15, 2005. Management believes the adoption of this standard will not have a material impact on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment ("SFAS 123(R)"), which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award. SFAS 123(R) is effective for all interim periods beginning after December 15, 2005. Management is currently evaluating the impact of this standard on the Company’s financial condition and results of operations. See Note 2 re stock-based compensation for information related to the pro forma effects on the Company’s reported net loss and net loss per share of applying the fair value recognition provisions of the previous SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (“SFAS 153”) SFAS 153 requires that exchanges of non-monetary assets are to be measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. SFAS 153 will be effective for fiscal periods beginning after June 15, 2005. Management believes the adoption of this standard will not have a material impact on the Company’s financial condition or results of operations.

(o)      Comparative figures

Certain of the comparative figures have been reclassified to conform to the current year’s presentation.

(3)

PREPAID EXPENSES

Prepaid investor relations cost of $270,000 that was included in prepaid expense at December 31, 2003 was expensed in 2004 as part of an arm’s length investor relations program conducted in the first quarter.

(4)	FIXED ASSETS

	December	December
	31, 2004	31, 2003
Rental signs	$ 256,973	$ 141,031
Furniture and fixtures	4,174	4,174
Leasehold improvements	10,785	10,785

	271,932	155,990
Less: accumulated depreciation	(121,129)	(74,219)

Net book value	$ 150,803	$ 81,771

Under the terms of the Company’s loan with the Royal Bank, the operating line of credit is secured by a general security agreement over all of the assets of Action View. (See Note 7)

(5)

INTELLECTUAL PROPERTY RIGHTS

By agreement effective September 9, 2003, the Company through 612 Canada acquired the Intellectual Property rights relating to a computer programmable scrolling, backlit billboard poster sign.

612 Canada issued 7,422,675 Exchangeable Shares to the principals of ActionView in exchange for the intellectual property rights described above. The Exchangeable Shares can be exchanged into shares of the Company on a one-for-one basis at the option of the exchangeable shareholder. The exchangeable shares were issued at a fair value of $0.30 per share with a total acquisition price of $2,226,803.

In accordance with the provisions of SFAS 142 “Goodwill and other Intangible Assets”, the Company is amortizing the cost of the Intellectual Property Rights, on a straight-line basis, over the estimated life which has been determined, by management, to be ten years. As at December 31, 2004 and 2003, the book value is shown below and the Company has determined that no impairment of intellectual property rights has occurred.

	December	December
	31, 2004	31, 2003

Intellectual property	$ 2,226,803	$ 2,226,80

Less: accumulated amortization	(296,907)	(74,227)

Net book value	$ 1,929,896	$ 2,152,576

(6)

ACQUISITION OF ACTIONVIEW ADVERTISING SYSTEMS, INC.

Pursuant to the Agreement dated August 18, 2003 as amended August 25, 2003 and effective September 9, 2003, between the Company, 612 Canada, ActionView, the ActionView shareholders and the two principals of

ActionView, 100% of the issued and outstanding common shares of ActionView were acquired by 612 Canada in exchange for 1,000,000 exchangeable shares of 612 Canada. In addition, 612 Canada issued a further 7,422,675 exchangeable shares to the two principals of ActionView in exchange for intellectual property rights held by the principals relating to the development of ActionView’s products.

Concurrent with the acquisition of ActionView the Company issued 327,325 shares of common stock on settlement of a total of $98,197 owing to the two principals of ActionView who became directors of the Company, subsequent to the acquisition.

A holder of an exchangeable share may, at any time, require 612 Canada to repurchase the exchangeable share for an amount equal to the then current market value of the Company’s common stock. 612 Canada may, at its option, satisfy the resulting obligation to repurchase the exchangeable shares in cash or it may elect to have the obligation satisfied by the issuance of shares of the common stock of the Company on the basis of one common share for one exchangeable share. The Company issued 8,422,675 shares of common stock to a trustee to satisfy this obligation. The holders of the exchangeable shares will be granted votes in the Company on a basis of one vote for every exchangeable share held. During the year ended December 31, 2003, 350,000 exchangeable shares were exchanged for shares of the Company at $0.30 each.

On September 9, 2003, the acquisition of ActionView was accounted for as a business combination using the purchase method of accounting in accordance with SFAS 141 whereby the fair value of the consideration paid has been allocated to the fair value of the underlying net assets acquired as follows:

Assets acquired at fair value:
Current assets	$ 128,719
Fixed assets	34,407
Goodwill	431,572

594,698
Liabilities acquired at fair value:
Current liabilities	81,825
Long term debt	53,437
Due to related parties	159,436

294,698

Purchase price – 1,000,000 exchangeable shares	$ 300,000

In accordance with the provisions of SFAS 142 “Goodwill and other Intangible Assets” the Company no longer amortizes goodwill, but is required to test for recoverability of long-lived assets and when the carrying amount of an asset exceeds its fair value, is required to recognize an impairment loss. As at December 31, 2004, management has determined that no impairment of goodwill has occurred.

The consolidated results of operations of the Company include the results of operations of ActionView from the date of acquisition on September 9, 2003.

(7)	BANK INDEBTEDNESS

As of December 31, 2004 the Company has fully utilized its operating line of credit to a maximum of $83,084 (Cdn $100,000), payable on demand and bearing interest at Royal Bank of Canada prime rate plus 1.55% per annum. Both the operating line of credit, and the long term debt described in Note 8 below, are secured by a general security agreement over all the assets of ActionView and are guaranteed by the Company’s two directors.

(8)	LONG TERM DEBT

Security over the following debt is described in Note 7 above.

	December 31,	December 31,
	2004	2003
(i) Term loan with the Royal Bank, bearing interest at Royal Bank prime plus 2.25% per annum with monthly principal payments of $1,425 (Cdn $1,715) plus interest.	$1,355	$17,103

(ii) Business Development Corporation (“BDC”) loan, bearing interest at BDC prime plus 2% per annum with monthly payments of interest only, the principal being repayable by November 23, 2007 via monthly payments of $664 (Cdn $800) commencing October 2002.	25,921	28,952

(ii) BDC loan, bearing interest at BDC prime plus 4% per annum with monthly principal payments of $664 (Cdn $800) plus interest and due March 23, 2008.	23,265	31,416

	50,541	77,471

Less: current portion of loans	(17,307)	(30,631)

Long term portion of loans	$33,234	$46,840

Principal repayments The aggregate amount of principal payments required in each of the next four years to meet debt retirement provisions is as follows:

Year ending	December 31, 2005	17,306
	December 31,006	15,951
	December 31, 2007	15,287
	December 31, 2008	1,997
		$ 50,541

(9)	COMMON STOCK In 1999 the Company completed a 1-for-3 reverse stock split. Prior to the reverse stock split, the Company had 8,984,025 shares issued and outstanding. The reverse stock split reduced the issued and outstanding shares to 2,994,675. All references to common stock, common shares outstanding, average numbers of common shares outstanding and per share amounts in these Financial Statements and Notes to Financial Statements have been restated to reflect the 1-for-3 reverse stock split.

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

On May 16, 2003, the Company issued 975,000 shares of common stock in payment of a total of $63,375 in consulting and professional fees.

During the third and fourth quarters of 2003, the Company issued a total of 7,302,000 units comprised of one common share and one common share purchase warrant on conversion of certain convertible notes payable and accrued interest. The Company also issued a total of 1,348,570 shares in settlement of accrued interest on convertible notes payable. The fair value of the warrants was estimated to be $18,800 and has been recorded as a separate component of stockholders’ equity. Of the units issued, 250,000 warrants were exercised at a value of $75,000 which was offset against accounts payable.

In September 2003 concurrent with the acquisition of Action View as described in Note 6, the Company issued 327,325 shares of common stock on settlement of a total of $98,197 owing to the two principals of Action View.

In September 2003, as described in Notes 5 and 6, 612 Canada issued a total of 8,422,675 exchangeable shares with a fair value of $2,526,803 which have been recorded as a separate component of consolidated stockholders’ equity.

On November 1, 2003 the Company issued 774,446 shares of common stock in settlement of a total of $387,224 owing to two directors of the Company and to a company controlled by a director of the Company.

During the fourth quarter of 2003, the Company prepared a Private Placement Offering Memorandum to sell 2,000,000 units of securities at $0.50 per unit (the “OM Units”). Each Unit consists of one share of restricted common stock of the Company and one non-transferable share purchase warrant. The Warrant entitles the holder to purchase one share of restricted common stock at $0.55 for three years.

In this connection, the Company issued a total of 958,000 of the OM Units in the fourth quarter of 2003 with the warrants expiring by December 30, 2006. The fair value of the warrants was estimated to be $47,900 and has been recorded as a separate component of stockholders’ equity.

During the fourth quarter of 2003, the Company issued 250,000 common shares on exercise of 250,000 share purchase warrants at $0.10 per warrant in settlement of $75,000 of accounts payable.

During the fourth quarter of 2003, the Company issued a total of 350,000 shares of common stock in satisfaction of the purchase price owing by 612 Canada on repurchase of a total of 350,000 exchangeable shares of 612 Canada.

On January 16, 2004, the Company issued 1,741,500 common shares in settlement of the exercise of 1,935,000 share purchase warrants at $0.10 per warrant on a “cashless basis”.

During the first quarter of 2004, the Company issued a total of 250,000 of the OM Units offered in the fourth quarter of 2003 for proceeds of $125,000, comprised of one restricted common share at $0.50 and one non-transferable share purchase warrant at $0.55, under Regulation S. The warrants have a term of three years and will expire by February 20, 2007. The fair value of the warrants was estimated to be $12,500 and has been recorded as a separate component of stockholders’ equity.

In March 2004, the Company issued a total of 175,000 of the OM units offered in the fourth quarter 2003 for proceeds of $70,000, comprised of one restricted common share at $0.40 and one non-transferable share purchase warrant at $0.45, under Regulation S. The warrants have a term of three years and will expire by March 9, 2007. The fair value of the warrants was estimated to be $7,000 and has been recorded as a separate component of stockholders’ equity.

On March 31, 2004, the Company entered into a Private Placement Subscription Escrow Agreement (“PPSEA”) whereby it agreed to offer through a private placement agent not less than 500,000 and not more than 10,000,000 shares of the Company’s common stock at $0.20 per share, under Rule 506 of Regulation D. In return for arranging the financing, the Company has agreed to pay an agent’s fee of: (i) $10,000 cash upon signing the agreement; (ii) 10% of the gross proceeds from the sale of the shares in cash; and (iii) 10% of the common stock sold to investors.

During June 2004, the Company issued 2,500,000 shares under the PPSEA at $0.20 per share for proceeds of $440,500 net of share issue costs and fees of $59,500. As of June 30, 2004, the Company also recorded an obligation to issue 250,000 shares to the agent as described in (iii) above at a fair value of $50,000.

On April 15, 2004, the Company issued 250,000 common shares in settlement of the exercise of 310,000 share purchase warrants at $0.10 per warrant on a “cashless basis”.

On July 1, 2004, the Company issued 100,000 shares under the PPSEA at $0.20 per share for proceeds of $18,000, net of share issue costs of $2,000. The Company recorded an obligation to issue 10,000 shares to the agent as described in (iii) above with a fair value of $2,000.

STOCK OPTION PLAN

On September 18, 2003 the Company adopted a Non-Qualified Stock Option Plan (the “Plan”) which authorizes the issuance of up to 1,750,000 shares of common stock on exercise of options granted pursuant to the Plan. In addition, the Company adopted a Stock Bonus Plan which authorizes the issuance of up to 1,000,000 shares of common stock. Under the Stock Bonus Plan, the Company’s employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company’s shares, provided however that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

On September 18, 2003 and pursuant to the Plan, the Company granted options to purchase 1,475,000 shares of common stock to the Company’s officers, directors, employees and to consultants of the Company. The options are exercisable at a price of $0.50 per share for the period from October 1, 2003 to September 30, 2005.

During 2003, 800,000 of these options were granted to employees, officers and directors at less than the market value of the Company’s common stock with a total intrinsic value, being the excess of the quoted market price of the common stock over the exercise price at the date the options are granted, of $120,000. In accordance with the provisions of APB No. 25, this compensation has been recognized upon exercisability of the options being October 1, 2003. In addition, the Company has provided pro-forma disclosures as required by SFAS No. 123 and SFAS No. 148 showing the results of applying the fair value method using the Black-Scholes option pricing model assuming a dividend yield of 0%, a risk-free interest rate of 3%, an expected option life of 2 years and an expected volatility of 145%. Applying the fair value method has resulted in additional pro-forma compensation of $266,500 being recorded. (Refer to Note 2).

During 2003, 675,000 options were granted to consultants of the Company which were recorded at a fair value of $326,100 upon exercisability of the options being October 1, 2003. The fair value was determined using the Black-Scholes option pricing model assuming a dividend yield of 0%, a risk-free interest rate of 3%, an expected option life of 2 years and an expected volatility of 145%.

On December 1, 2003, 50,000 options were granted to consultants of the company which were recorded at a fair value of $30,200 when the options became exercisable on January 1, 2004. The fair value was determined using the Black-Scholes option pricing model assuming a dividend yield of 0%, a risk-free interest rate of 3%, an expected option life of 2 years and an expected volatility of 139%.

A summary of the Company’s outstanding incentive stock options to directors, employees and consultants as of December 31, 2003 and 2004 and changes during the years is presented below:

	2004		2003
		Exercise		Exercise
	Shares	Price	Shares	Price

Balance, beginning of year	1,525,000	$ 0.50	-	$ 0.50
				-
Granted	-	-	1,525,000
				0.50
Exercised/expired/cancelled	250,000	-	-
				-
Balance, end of year	1,275,000	$ 0.50	1,525,000	$ 0.50

The weighted average exercise price and remaining life of the stock options is $0.50 and 0.75 years respectively.

STOCK PURCHASE WARRANTS

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

A summary of the Company’s warrants as of December 31, 2003 and 2004 and changes during the year ended is presented below:

		Number of				Number of
		Shares				Shares
		Issuable				Issuable
Expiry	Exercise	at				at
Date	Price	Dec. 31,				Dec. 31,
		$2003	Issued	Exercised	Expired	2004
Aug 21, 2005	0.10	2,000,000	-	(810,000)	-	1,190,000

Aug 21, 2005	0.10	1,000,000	-	(1,000,000)	-	-

Aug 22, 2005	0.10	1,400,000	-	-	-	1,400,000

Sept 15, 2005	0.10	400,000	-	(435,000)	-	400,000

Sept 22, 2005	0.10	750,000	-	-	-	750,000

Oct 3, 2005	0.10	400,000	-	-	-	400,000

Oct 27, 2005	0.10	750,000	-	-	-	315,000

Mar 25, 2005	0.05	1,000,000	-	-	-	1,000,000

Oct 10, 2006	0.55	30,000	-	-	-	30,000

Oct 15, 2006	0.55	70,000	150,000	-	-	70,000

Oct 28, 2006	0.55	120,000	50,000	-	-	120,000

Nov 4, 2006	0.55	50,000	50,000	-	-	50,000

Nov 26, 2006	0.55	108,000	175,000	-	-	108,000

Dec 8, 2006	0.55	540,000	-	-	-	540,000

Dec 31, 2006	0.55	40,000	-	-	-	40,000

July 25, 2006	0.30	102,000	-	-	-	102,000

Sept 2, 2006	0.45	250,000	-	-	-	250,000

Jan 15, 2007	0.55	-	-	-	-	150,000

Jan 22, 2007	0.55	-	-	-	-	50,000

Feb 20, 2007	0.55	-	-	-	-	50,000

Mar 10, 2007	0.45	-	-	-	-	175,000

		9,010,000	425,000	(2,245,000)	-	7,190,000

The weighted average exercise price and remaining useful life of the stock purchase warrants is $0.17 and 0.86 years respectively.

(10)	RELATED PARTY TRANSACTIONS

As at December 31, 2004 the Company owed a total of $167,647 (2003 - $19,932) to the directors and their private companies and $8,664 to a shareholder. During the year, $199,392 (2003 - $55,942) of management fees were incurred to Company directors and their two private companies of which $150,488 remains unpaid at the year end. As at December 31, 2004 the Company owed a total of $167,647 (2003 - $19,932) to the directors and their private companies inclusive of management fees and expenses paid on behalf of the Company. These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

(11)	INCORPORATION OF ACTIONVIEW FAR EAST LIMITED

On February 20, 2004, the Company completed the incorporation of a new entity in Hong Kong, called ActionView Far East Limited (“AVFE”), for the purpose of representing the Company and marketing its scrolling sign products in both China and Hong Kong. AVFE is owned by the Company and another company in Hong Kong, called Americrown Inc (“Americrown”).

In general, Americrown will be responsible for negotiating business contracts and the day-to-day running of AVFE in accordance with approved operating procedures and budgets. The Company will be responsible for assisting in the management of AVFE and supplying Company-owned rental signs for placement in high traffic areas in China and Hong Kong for the purpose of generating advertising revenue. The specific terms of the expected agreement between the two shareholders is in the process of being finalized.

On June 14, 2004, AVFE signed an agreement with Chuangrun Advertising (HK) Limited which has the contract to place advertising in the new Bai Yuan Airport and the new MTR Subway System, both in Guangzhou, a large city located in southern China. Subsequently, Chuangrun secured the contract to place the equivalent of 200 Company-owned ActionView motion signs into both the domestic arrivals and the bus stop areas of the new airport.

(12)	INCOME TAXES

As at December 31, 2004 the Company has estimated tax loss carry forwards for tax purposes of approximately $3,500,000 (2003 - $2,050,000) which expire through 2025. This amount may be applied against future federal taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization has been determined not likely to occur.

The Company reviews its valuation allowance requirements annually based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance would generally be reflected in current income.

The reported income taxes differ from the amounts obtained by applying statutory rates to the loss before income taxes for the years ended as follows:

	December 31,	December 31 ,
	2004	2003

Expected income tax provision	$(500,000)	$(188,000)
(recovery)
Unrecognized tax losses	500,000	188,000
Income tax provision	$-	$-

The tax effects of temporary differences that give rise to the
Company’s future tax asset (liability) are as follows:

	December 31,	December 31 ,
	2004	2003

Loss carry forwards	$1,200,000	$730,000
Valuation allowance	(1,200,000)	(730,000)
	$-	$-

Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382.

(13)	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

			Cumulative
			From
			Inception
	Year ended	Year ended	(April 2,
	December 31,	December 31,	1989)
	2004	2003	to December
			31, 2004
Cash paid during
year for:
Interest and bank	$16,171	$24,626	$455,747
charges
Income taxes	-	-	-

During the year ended December 31, 2003, a total of 10,002,341 shares of common stock were issued in settlement of various debt obligations as follows:

(a)	In May 2003, 975,000 shares of common stock as payment for services valued at $63,375.

(b)
During the last six months of 2003, a total of 8,650,570 shares of common stock in settlement of convertible debt in the amount of $523,000 and interest accrued on the convertible debt in the amount of $71,645.

	(c)	In September 2003, 327,325 shares of common stock as payment of $98,197 of directors’ advances.

	(d)	In November 2003, 774,446 shares of common stock as payment for $387,223 owing to two directors of the Company and to a company controlled by a director of the Company.

	(e)	In November 2003, 250,000 shares on the exercise of warrants in settlement of $75,000 of accounts payable.

During the year ended December 31, 2004, there were no shares of common stock issued in settlement of any debt obligations.

(14)

SUBSEQUENT EVENTS

Retainer Stock Plan

In January 2005, the Company implemented a Retainer Stock Plan which has been fully disclosed and filed on FORM S-8 as required by the regulatory authorities. Under the Plan, a total of 3,000,000 shares of common stock can be issued to compensate directors, employees and consultants of the Company for services rendered to the Company at prices and terms to be determined by the Board of Directors. To date, no shares have been issued under the Plan.

Private Placement Financing

The Company is in the process of issuing a total of 3,150,000 shares of its common stock to a number of accredited investors under a private placement subscription agreement. These shares will be registered for sale and resale under the Form SB2 registration statement per Rule 506 of Regulation D.

To date, the shares have not yet been issued although each of the investors has signed a share subscription agreement with the Company and contributed a total of $195,000 cash to the Company of the $265,000 committed by them to purchase a total amount of 3,150,000 shares, 650,000 at $0.10 per share and 2,500,000 at $0.08 per share.