Form 10QSB
period 2005-03-31
ACTIONVIEW INTERNATIONAL INC
filed 2005-05-20
CIK 789667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2005

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

Forward Looking Statements

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as “may,” “expect,” “believe,” “anticipate” “intend,” “could,” “estimate,” or continue,” or the negative or other variations of these terms or comparable terms. The Company’s actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could effect the Company’s results include, but are not limited to, those discussed in Item 2, “Management’s Discussion and Analysis”.

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (unaudited)

ACTIONVIEW INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Audited)
	$	$
ASSETS
CURRENT ASSETS
Cash	46,581	32,305
Accounts receivable	34,322	25,734
Inventory	145,969	139,531
Prepaid expenses (Note 3)	136,927	30,279

	363,799	227,849
PROPERTY AND EQUIPMENT, at net book value (Note 4)	141,666	150,803
INTELLECTUAL PROPERTY RIGHTS, at net book value (Note 5)	1,874,226	1,929,896
GOODWILL (Note 6)	431,572	431,572

	2,811,263	2,740,120

LIABILITIES
CURRENT LIABILITIES
Bank indebtedness (Note 7)	78,042	83,084
Accounts payable and accrued liabilities	292,723	298,137
Deferred revenue (Note 11)	1,926	2,335
Current portion of long-term debt (Note 8)	15,773	17,307
Due to related parties (Note 9)	230,878	167,647
Notes payable	20,000	20,000

	639,342	588,510
LONG-TERM DEBT (Note 8)	28,916	33,234

	668,258	621,744

CONTINGENCIES AND COMMITMENTS (Notes 1, 7 and 11)

STOCKHOLDERS' EQUITY

COMMON STOCK (Note 10)
$0.001 par value; 75,000,000 shares authorized
21,496,515 issued and outstanding (2004 - 21,316,515)	21,496	21,316
EXCHANGEABLE SHARES (Notes 6 and 10)	2,421,803	2,421,803
ADDITIONAL PAID IN CAPITAL	3,577,632	3,559,812
OBLIGATION TO ISSUE SHARES	282,000	52,000
COMMON STOCK PURCHASE WARRANTS (Note 10)	76,200	76,200
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE	(4,236,126)	(4,012,755)

	2,143,005	2,118,376

	2,811,263	2,740,120
SUBSEQUENT EVENTS (Note 14)

The accompanying notes are an integral part of these consolidated financial statements.

ACTIONVIEW INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(Unaudited)

			Cumulative
			From Inception
	For the Three Months Ended March 31		(April 2, 1989) to
	2005	2004	March 31, 2005
	$	$	$

REVENUE	13,614	47,505	185,270

COST OF SALES	4,980	18,112	88,286

	8,634	29,393	96,984

OPERATING EXPENSES
Consulting fees - cash	-	-	331,900
- stock based	12,000	-	368,300
Research & Development	27,271	27,158	178,633
Depreciation and amortization	64,807	63,393	415,256
Marketing	2,531	72,017	118,310
Investor relations	13,695	300,080	434,549
Professional fees	40,071	37,174	261,696
Salaries and
management fees - cash	44,361	48,005	309,266
- stock based	-	-	120,000
Office and general administrative	27,269	44,466	1,795,200
	232,005	592,293	4,333,110

NET LOSS FOR THE PERIOD	(223,371)	(562,900)	(4,236,126)

DEFICIT, BEGINNING OF PERIOD	(4,012,755)	(2,553,043)	-

DEFICIT, END OF PERIOD	(4,236,126)	(3,115,943)	(4,236,126)

BASIC NET LOSS PER SHARE	(0.01)	(0.03)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	19,834,191	17,938,339

The accompanying notes are an integral part of these consolidated financial statements.

     ACTIONVIEW INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			From Inception
	For the Three Months Ended		(April 2, 1989) to
	March 31		March 31
	2005	2004	2005
	$	$	$
CASH FLOW FROM (USED IN ) OPERATING ACTIVITIES
Net loss for the period	(223,371)	(562,902)	(4,236,126)
Non-cash items included in net loss for the period
Depreciation and amortization	64,807	63,393	416,439
Finance expense on beneficial conversion features	-	-	363,134
Bad debt	-	-	340,000
Common stock issued for services	-	-	174,375
Warrants issued for services	-	-	98,713
Stock based consulting fees	12,000	-	368,300
Stock based salaries and management fees	-	-	120,000
	76,807	63,393	1,880,961
Changes in non-cash working capital
Accounts receivable	(8,588)	7,761	37,018
Inventory	(6,438)	(22,783)	(117,325)
Prepaid expenses and other assets	(100,648)	269,313	(91,424)
Accrued and unpaid fees payable	-	45,000	-
Accounts payable and liabilities	(5,414)	8,893	815,437
Deferred revenue	(409)	(840)	(886)
	(121,497)	307,344	642,820

NET CASH USED IN OPERATING ACTIVITIES	(268,061)	(192,165)	(1,712,345)

CASH FLOW FROM (USED IN ) INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(169,937)
Net cash acquired on acquisition of ActionView	-	-	(53,439)
Cash acquired on reorganization of the Company	-	-	23,540

NET CASH USED IN INVESTING ACTIVITIES	-	-	(199,836)

CASH FLOW FROM (USED IN ) FINANCING ACTIVITIES
Additional capital contributed	-	-	82,488
Issuance of common stock for cash	-	195,000	1,219,000
Obligation to issue shares re. funds received from private placement	230,000	-	230,000
Payment of advance receivable	-	-	(340,000)
Proceeds from convertible notes payable	-	-	543,000
Long term debt repayments, net of advances	(5,852)	(8,160)	(37,439)
Increase in bank indebtedness	(5,042)	10,997	38,374
Advances from related parties and shareholder	63,231	(10,969)	223,339

NET CASH FROM FINANCING ACTIVITIES	282,337	186,868	1,958,762

INCREASE (DECREASE) IN CASH	14,276	(5,297)	46,581

CASH, BEGINNING OF PERIOD	32,305	41,855	-

CASH, END OF PERIOD	46,581	36,558	46,581

Supplemental disclosure with respect to cash flows (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

ACTIONVIEW INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED STATEMENTS
March 31, 2005

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

The Company custom-designs, develops, markets and manufactures illuminated programmable motion billboard signs for use in point-of-sale and outdoor advertising locations. The Company’s business model has two basic revenue streams: (i) ad revenues from company owned signs placed in high traffic locations by Ad Agencies with whom the Company shares the revenue along with the location owner and the local partner in the business; and (ii) sale of signs to franchise operators along with on-going royalty revenue from advertising on the signs in local market areas.

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

Going concern
These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a working capital deficiency of $275,543, has incurred losses since inception of $4,177,911, and further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

There can be no assurance that capital will be available as necessary to meet the Company’s working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected.

The Company is planning additional ongoing equity and/or debt financing by way of private placements and/or commercial loan agreements to fund its obligations and operations.

Basis of Presentation

The unaudited interim consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2004, included in the Company's annual report on Form 10-KSB.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(b) Cash and Cash Equivalents
Cash equivalents usually consist of highly liquid investments that are readily convertible into cash with maturity of three months or less when purchased. As at March 31, 2005, the cash and cash equivalents consist of bank deposits.

(c) Inventory
Inventory consists of illuminated programmable motion billboard signs held for sale along with related spare component parts valued at the lower of cost or net realizable value. Cost is determined on "the first-in, first-out basis."

(d) Property and equipment
Property and equipment is recorded at cost. Depreciation is computed using the following methods and rates to depreciate the cost of the property and equipment less residual values over estimated useful lives.

Rental Signs:	5 years
Leasehold Improvements:	3 years
Furniture and fixtures:	4 years

Property and equipment are reviewed annually for impairment and whenever circumstances indicate that carrying amount is not recoverable and exceeds fair value. The carrying amount of property and equipment is determined to be non-recoverable if it exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposal.

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

Although management has determined that there has been no impairment of intellectual property rights and goodwill at March 31, 2005 the recoverability of these intangible assets is also dependent on the Company’s ability to continue operating as a going concern as described in Note 1.

(g) Foreign currency transactions
The functional currency of the Company is U.S. dollars. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, the foreign currency financial statements of the Company’s subsidiaries are remeasured into U.S. dollars. Monetary assets and liabilities are re-measured using the foreign exchange rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the period and stockholders’ equity accounts and capital asset accounts are translated by using historical exchange rates. Any remeasurement gain or loss incurred is included in the consolidated income statement.

(h) Revenue Recognition
ActionView generates its revenue primarily from three sources:

i) rental revenue - Company-owned signs are placed by independent ad agencies, who sell the advertising, in point-of-sale and high traffic out-of-home advertising locations. This revenue is shared with the ad agencies and the sign location owner and the local partner in the business and is recognized over the period the advertising is provided.

ii) franchise revenue – franchise fees, fees on sign sales generated by franchisees, and royalty fees on advertising revenues generated by franchisees. Non-refundable franchise fees are earned for arranging the franchise agreements and providing initial training services and related materials.

iii) sales revenue – custom designed and manufactured signs are sold with revenue being recognized when the signs are delivered.

Revenue from all sources is recognized when the amount is fixed or determinable, delivery has occurred or initial services have been performed, and collection is reasonably assured.

Any amounts received in advance of the goods being delivered or services being performed are recorded as deferred revenue.

(i) Income Taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the deferred tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

For future tax assets, the full amount of the potential future benefit is recorded. A valuation allowance is then used to adjust for the probability of realization.

(j) Financial Instruments
In accordance with the requirements of SFAS No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash, loans and accounts payable and due to related parties approximate carrying value due to the immediate or short-term maturity of these financial instruments.

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

(m) Loss Per Share

The computation of basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding common shares during the period, excluding the exchangeable shares as described in note 6, which have not yet been exchanged into common stock of the Company. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on net loss. As of March 31, 2005, the Company had approximately 16,537,675 potentially dilutive securities in the form of exchangeable shares, share purchase warrants and stock options. The accompanying presentation is only of basic loss per share as the potentially dilutive factors are anti-dilutive to basic loss per share.

(n) Comparative figures

Certain of the comparative figures have been reclassified to conform to the current year’s presentation.

(3) PREPAID EXPENSES

Prepaid expenses as at March 31, 2005 include $91,000 of advances to China sign manufacturer regarding the current purchase order in progress for sign placements at the New Guangzhou Baiyun Airport.

(4) FIXED ASSETS

	March 31,	December
	2005	31, 2004
	$	$
Rental signs	256,973	256,973
Furniture and fixtures	4,174	4,174
Leasehold improvements	10,785	10,785

	271,932	271,932
Less: accumulated depreciation	(130,266)	(121,129)

Net book value	141,666	150,803

Both the bank indebtedness and the long term debt described in Notes 7 and 8 below respectively, are secured by a general security agreement over all the assets of ActionView and are guaranteed by the Company’s two directors.

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

	March 31,	December
	2005	31, 2004
	$	$

Intellectual property	2,226,803	2,226,803
Less: accumulated amortization	(352,577)	(296,907)

Net book value	1,874,226	1,929,896

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

On September 9, 2003, the acquisition of ActionView was accounted for as a business combination using the purchase method of accounting in accordance with SFAS 141 whereby the fair value of the consideration paid has been allocated to the fair value of the underlying net assets acquired as follows:

Assets acquired at fair value:
Current assets	$
128,719
Fixed assets	34,407
Goodwill	431,572

594,698
Liabilities acquired at fair value:
Current liabilities	81,825
Long term debt	53,437
Due to related parties	159,436

294,698

Purchase price – 1,000,000 exchangeable	$
shares	300,000

In accordance with the provisions of SFAS 142 “Goodwill and other Intangible Assets” the Company no longer amortizes goodwill, but is required to test for recoverability of long-lived assets and when the carrying amount of an asset exceeds its fair value, is required to recognize an impairment loss. As at March 31, 2004, management has determined that no impairment of goodwill has occurred.

The consolidated results of operations of the Company include the results of operations of ActionView from the date of acquisition on September 9, 2003.

(7) BANK INDEBTEDNESS

As of March 31, 2005 the Company has utilized most of its operating line of credit amounting to $78,042 (Cdn $95,000), payable on demand and bearing interest at Royal Bank of Canada prime rate plus 1.55% per annum. Both the operating line of credit, and the long term debt described in Note 8 below, are secured by a general security agreement over all the assets of ActionView and are guaranteed by the Company’s two directors.

(8) LONG TERM DEBT

Security over the following debt is described in Note 7 above.

	March	December
	31, 2005	31, 2004
(i) Term loan with the Royal Bank, bearing interest at Royal Bank prime plus 2.25% per annum with monthly principal payments of $1,425 (Cdn $1,715) plus interest.	$0	$1,355

(ii) Business Development Corporation (“BDC”) loan, bearing interest at BDC prime plus 2% per annum with monthly payments of interest only, the principal being repayable by November 23, 2007 via monthly payments of $664 (Cdn $800) commencing October 2002.	23,659	25,921

(ii) BDC loan, bearing interest at BDC prime plus 4% per annum with monthly principal payments of $664 (Cdn $800) plus interest and due March 23, 2008.	$21,030	$23,265

	44,689	50,541

Less: current portion of loans	(15,773)	(17,307)

Long term portion of loans	$28,916	$33,234

Principal repayments

The aggregate amount of principal payments required in each of the next three years to meet debt retirement provisions is as follows:

Year ending	March 31, 2006	$ 15,772
	March 31, 2007	15,772
	March 31, 2008	13,145

		$ 44,689

(9) RELATED PARTY TRANSACTIONS

As at March 31, 2005, the Company owed a total of $230,878 (December 31, 2004 - $167,647) to the directors and their private companies and $8,567 to a shareholder. During the quarter, $48,954 (2004 - $45,000) of management fees were incurred to Company directors and their two private companies of which all remains unpaid at the quarter end. These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

(10) COMMON STOCK

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

In March 2005, the Company issued 180,000 shares of FORM S-8 common stock in payment of $18,000 in consulting fees for assistance in preparation of continuous disclosure documents.

In March 2005, the Company raised private placement funds of $230,000 from a group of investors by sale of 2,825,000 units of its restricted 144 common stock at prices ranging from $0.08 to $0.10 per share. Each unit consists of one share of common stock of the Company and a one-half non-transferable share purchase warrant that entitles the shareholder to purchase one-half share of common stock at an exercise price of $0.17 for a period of one year from the date of closing of this private placement. These shares were approved for issuance by the Company’s board subsequent to the quarter end. At March 31, 2005, the $230,000 received was recorded as an obligation to issue shares in stockholders’ equity. These shares and associated warrants together with 2,600,000 previously issued shares were registered for resale under a Form SB-2 registration statement per Rule 506 of Regulation D filed with the regulatory authorities in late April 2005.

As of March 31, 2005, the Company had approximately 16,537,675 potentially dilutive securities in the form of exchangeable shares (8,072,675), share purchase warrants (7,190,000) and stock options ((1,275,675). There have been no changes in these securities since Decemeber 31, 2004.

(11) ACTIONVIEW FAR EAST LIMITED

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

On June 14, 2004, AVFE signed an agreement with Chuangrun Advertising (HK) Limited which has the contract to place advertising in the new Baiyun Airport and the new MTR Subway System, both in Guangzhou, a large city in southern China. Subsequently, Chuangrun secured the contract to place the equivalent of 200 Company-owned ActionView motion billboard signs into both the domestic arrivals and the bus stop areas of the new airport.

12) SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Quarter ended	Quarter ended
	March 31,	March 31,
	2005	2004
Cash paid during thequarter for:

Interest and bank charges	$3,909	$6,999
Income taxes	-	-

In March 2005, the Company issued 180,000 shares of Form S8 common stock in payment of a total of $18,000 in consulting fees for assistance in preparation of continuous disclosure documents, of which $6,000 was included in prepaid expenses as at March 31, 2005.

ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS

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

a) Brief Company History and Development

ActionView International, Inc. formerly known as Acquisition Media, Inc. currently trades on the OTC Bulletin Board under the symbol "AVWI" and is referred to in this Form 10-QSB as the "Company", the "Registrant", the "Issuer" or “ActionView”. The company is also listed for trading on the Berlin-Bremen Stock Exchange under the symbol "VW6".

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

The Business

The Company custom-designs, develops, and manufactures vividly illuminated motion billboards. ActionView places its state of the art “smart” signs into high traffic locations and markets advertising space on the signs. ActionView shares advertising revenue generated from the signs with advertising agencies, the local business partner and the location landlord/ owner. The benefit to advertisers is big, bold exposure at top tier locations at very reasonable costs.

The benefits of motion or scrolling backlit signs over stationary backlit signs are two fold:

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

The Company’s business plan is based upon the Company maintaining ownership of its manufactured signs and generating monthly revenues from signs placed in high traffic locations such as airports, train stations, convention centers, shopping malls, supermarkets, department stores, movie theatres, gas stations, etc. These revenues from Company signs will be shared with the sellers of the advertising and the sign location landlord/ owner.

The Company also sells its signs to locally based franchises and will receive royalty income from the advertising revenues generated by those signs. In addition, it is the Company’s intention to sell custom manufactured, less sophisticated scrolling signs to customers on a larger volume basis.

The History

The ActionView 4 feet x 6 feet life sized backlit scrolling sign has been researched and developed under the guidance of its founder, Rick Mari, for over 6 years. Site testing has been conducted in the malls and business concourses of Vancouver, Canada with the support of local and national advertisers. In Vancouver, rental signs have been placed in and ad revenues have been realized from three separate shopping centres.

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

b) Critical Accounting Policies

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

Revenue Recognition

ActionView generates or plans to generate its revenue primarily from three sources:

i) rental of Company-owned signs placed by independent ad agencies in point-of-sale and high traffic outdoor advertising locations including: airports, train stations, convention centers, shopping malls, supermarkets, department stores, movie theatres, gas stations, etc. This revenue is shared with the ad agencies, who sell the advertising, and the sign location landlords/ owners, who rent the space, and is recognized over the period the advertising is provided.

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

iii) larger volume sales of custom manufactured, less sophisticated signs to customers with revenue being recognized when the signs are delivered and collection is reasonably assured.

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

Signs manufactured for rental to ad agencies, local business partners, and/or sign location landlords/ owners, located primarily in offshore markets, are recorded as fixed assets at laid down cost when the signs are installed and related advertising revenue commences. Cost is amortized on a straight line basis less residual value over the estimated useful life of 5 years. The book value of rental signs is reviewed for impairment whenever circumstances indicate that it exceeds fair value and the full amount is not recoverable from undiscounted future cash flows.

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

Management has made an assessment as of March 31, 2005 that because of contracts recently entered into with respect to Action View Far East Limited and the status of other franchise arrangements, that the carrying value of goodwill and intangible assets are not impaired.

c) Results of Operation

The unaudited financial statements for the quarter ended March 31, 2005 (“2005 quarter”) are compared below to the unaudited financial statements for the quarter ended March 31, 2004 (“2004 quarter”) and the audited financial statements for the year ended December 31, 2004 (“2004 year”).

Revenue

The Company reported revenues of $13,614 for the 2005 quarter compared to $47,505 for the 2004 quarter. Ad revenues from signs placed in Vancouver shopping malls were slightly ahead in the 2005 quarter versus the 2004 quarter. However, no sign sales were made this quarter versus the five that were sold in the 2004 quarter due to management’s current focus on China. Ad sales are expected to move ahead significantly during the 2nd and 3rd quarters of 2005 when ActionView sign placements are scheduled for installation at the new Guangzhou Baiyun Airport in southern China.

Gross Profit

The Company’s 60% gross margin remained steady during the 2005 quarter compared to the 2004 quarter. However, the actual gross profit amount was lower due to the absence of sign sales as mentioned above.

Operating Expenses

The Company reported operating expenses of $232,005 in the 2005 quarter compared to $592,293 in the 2004 quarter. Approximately 80% of the decrease was the result of discontinuing the high cost investor relations program that existed in the 2004 quarter.

More specific explanations for the net decrease of $360,288 in operating expenses in the 2005 quarter versus the 2004 quarter are as follows:

-	increase in Consulting Fees to $12,000 from $nil due to issuance of Form S8 common stock to a consultant for assistance in preparation of continuous disclosure documents.

-	very slight increase in R&D expenses to $27,271 from $27,158 demonstrating the Company’s on-going commitment to product improvement.

-	increase in Depreciation and Amortization expense to $64,807 from $63,393 due to more company owned signs in place generating ad revenues.

-
decrease in Marketing expenses to $2,531 from $72,017 due to the concentration of resources on implementing the Guangzhou Airport contracts versus the costs incurred in the 2004 quarter marketing to major Canadian retail chains, like Home Depot, Canadian Tire, Shoppers Drug Mart and others.

-	decrease in Investor Relations expenses to $13,695 from $300,080 following discontinuance of the investor relations program that existed in the 2004 quarter.

-	increase in Professional Fees to $40,071 from $37,174 due to increase in contractual activity resulting from the evolving Guangzhou Airport business in the 2005 quarter.

-	decrease in Salaries and Management Fees to $44,361 from $48,005 due to departure of one staff member.

-
decrease in office and administration expenses to $27,269 from $44,466 due to concerted management effort to reduce general overheads, lower regulatory fees, and lower interest expenses from reduced debt. All of which was partially offset by increased travel costs to China regarding product training and negotiation of the Guangzhou Airport contracts.

Net Loss

The net loss from operations decreased to $223,371 in the 2005 quarter from $562,900 in the 2004 quarter due to the combination of above explanations.

Interest and Bank Charges

Interest and bank charges decreased to $3,909 in the 2005 quarter from $6,999 in the 2004 quarter due to a reduction in long term debt and bank indebtedness. Interest and bank charges are included with office and administration expenses.

d) Liquidity and Capital Resources

At March 31, 2005, the Company had a cash balance of $46,581 as part of its working capital deficiency of $275,543 compared to a cash balance of $32,305 as part of its working capital deficiency of $360,661 at December 31, 2004.

The increase in cash of $14,276 during the 2005 quarter resulted from the following activities:

-
Net cash used in operating activities of $268,061 in the 2005 quarter (vs $192,165 in the 2004 quarter) due to combination of a net cash loss for the quarter of $146,564 and an increase in non- cash working capital of $121,497.

-	Net cash used in investing activities was $nil in the 2005 quarter (also $nil in the 2004 quarter)

-
Net cash flow from financing activities was $282,337 in the 2005 quarter (vs $186,868 in the 2004 quarter) mainly due to cash received from private placement share subscriptions and advances from related parties arising from accrued but unpaid compensation.

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

The first contract signed by AVFE was to install signs in Hong Kong’s largest theatre chain, The Broadway Group. Thirteen motion billboards were successfully installed into various Broadway theatre locations and AVFE is now in the process of selling advertising on these and additional signs that will be installed over the next 12 months.

On June 14, 2004, AVFE signed an agreement with Chuangrun Advertising Limited, which has the contract to place the advertising in the new Baiyun Airport in Guangzhou. This agreement requires that AVFE will supply ActionView scrolling signs into locations in China that Chuangrun will secure with long term contracts. The first of these locations is the Guangzhou airport which is under contract for 10 years. It opened in August 2004 and is the largest airport in Asia with a planned capacity of some 80 million passengers per year when fully completed. Guangzhou is a city of about 17 million people that is enjoying dramatic economic growth and prosperity.

Chuangrun has secured the contract to place 100 of the ActionView Panorama II sized motion billboards (10 ft wide X 5 feet tall) in the domestic arrivals and departure terminal. In addition, they have secured the contract for 50 double-sided 4x6 free-standing signs for installation in the airport bus stations linking the terminals. Manufacturing preparations have begun subject to final approval of customized proto-type by the Airport Authority with installation scheduled for completion by mid-summer 2005.

Revenue flowing directly to AVFE from this project alone is projected to be $1.6 million in 2005, depending on final sign installation dates, and $2.9 million in 2006. The Company’s share of income from this revenue is projected to approximate $500,000 in fiscal 2005 and $1,000,000 in fiscal 2006.

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

The Company is in the process of obtaining private placement financing for the capital necessary to complete the manufacturing and installation of the rental signs required for both of these projects above.

Australia

The Company is negotiating a license agreement with the ActionView franchisee in Australia and its business partners to establish the ActionView marketing program in Australia. Under the terms of the license agreement, the Company would supply signs to locations contracted by the franchisee in return for a percentage of the revenue generated from advertising sales sold on those signs. We hope to finalize the terms of the license agreement during the second quarter of 2005.

Dubai, UAE

The ActionView franchisee in Dubai has placed 20 signs in shopping centers, movie theatres and super markets and have placed an order with the Company for 9 additional signs for 2nd quarter delivery. The Company is projecting to earn royalties from this franchisee in the second half of fiscal 2005.

Ontario, Canada

In 2004 the Company entered into an agreement with Way Cool Concepts an experienced sales and advertising group. They have acquired the existing Toronto ActionView franchise and are now proceeding to market their advertising program to local/ regional retailers and mall operators throughout Ontario.

Yellowknife, Northwest Territories, Canada

A franchise was sold with six ActionView 4x6 scrollers as the initial order. They are becoming increasingly more active due to the diamond mining boom in Canada’s north.

New York, USA

The Company is beta testing an ActionView scrolling sign in a movie theater in Lincoln Square, New York.

Las Vegas, USA

An advertising company representing McCarron International Airport in Las Vegas has initiated a beta test of the ActionView sign.

Research & Development

The Company's design and production staff was successful in developing several new sign products and support technologies during 2004 which helped to secure the two China contracts at the new Guangzhou Baiyun Airport. The Company is committed to continuing its R&D efforts in order to meet on-going customer demands for new and improved products. Additional qualified employees, agents, or independent contractors, augmented by the leasing or purchase of specialized equipment, will be employed “as needed” in the future and when working capital permits.

Expected profitability and capital requirements

Since the acquisition of ActionView Advertising Systems, Inc in September 2003, the Company has been focused on developing and implementing its business plan including building brand recognition, gaining market share, meeting customer expectations, tailoring products to meet customer specifications, following up to ensure customer satisfaction, and staying on the leading edge of technology with R&D spending to enhance the product line.

The Company’s primary goal over the next twelve to eighteen months is to place or sell up to 700 signs into a growing network of contacts and anticipated customers throughout the world. This might be achieved from current contracts, contracts currently being negotiated, and contracts expected to be negotiated upon completion of beta testing. It is expected that 2005 will be a turn-around period for the Company with a projected profit of $300,000 for 2005 and $2 million in 2006.

In order to achieve these ambitious objectives, the Company needs approximately $2.1 million in debt/ equity financing over the next six to twelve months as follows:

Manufacturing and purchase of signs	$1,300,000
Working capital for monthly operating expenses	450,000
On-going R&D of scrolling sign technology	250,000
Contingency allowance	100,000
Total funding	$2,100,000

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

f) Contractual Obligations and Off-Balance Sheet Arrangements

The following table provides a summary of the Company’s contractual obligations at March 31, 2005:

	Mar 31 2006	Mar 31 2007	Mar 31 2008
Debt repayments	$15,772	$15,772	$13,145
Warehouse and office lease payments	$25,400	$21,145	Nil

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

h) Uncertainties Relating to Forward Looking Statements

This Form 10-QSB Annual Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about the Company’s strategy for growth, product development, market position, expenditures and financial results are forward-looking statements.

All forward-looking statements are made as of the date of filing of this Form 10-QSB and the Company disclaims any duty to update such statements.

The Company may, from time to time, make oral forward-looking statements. The Company strongly advises that the above paragraph and the risk factors described below and in the Company’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of the Company to materially differ from those in the forward-looking statements. The Company disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

i) Risk Factors

Investors should consider each of the following risk factors and the other information in this Quarterly Report, including ActionView’s financial statements and the related notes, in evaluating the Company’s business and prospects. The risks and uncertainties described below are not the only ones that impact on ActionView’s business. Additional risks and uncertainties not presently known to the Company or the Company currently considers immaterial may also impair its business operations. If any of the following risks actually occur, the Company’s business and financial results could be harmed. In that case, the trading price of ActionView’s Common Stock could decline.

Risks associated with ActionView’s own business and products:

1 .  The advertising services industry could be impacted by global economic  weakness that could negatively affect the Company’s revenues and operating  results.

2 .  ActionView lacks an operating history and has accumulated significant  losses that may or may not continue into the future. If the losses continue,  the Company might have to suspend or cease operations.

3 .  ActionView will derive most of its revenues from sales outside North  America and numerous factors related to international business activities  subject the Company to risks that could reduce the demand for its products  and negatively affect its operating results.

4. ActionView depends primarily upon two suppliers for the components to  produce its sign products. Any disruptions in the operations of, or the loss  of, these suppliers could harm the Company’s ability to meet its delivery  obligations to its customers and could increase its cost of sales.

5 .  A reduction or interruption in sign product supply or a significant  increase in product prices could have a material adverse effect on  ActionView’s business and profitability.

6 .  Defects or errors in ActionView’s products or in the components made by  its principal suppliers could harm the Company’s relations with its customers and expose it to forms of product liability. Similar problems related to the  products of ActionView’s customers would also harm its business.

7 .  If ActionView experiences any product liability claims or recalls, the  Company may also incur significant expenses and experience decreased demand  for its products.

8 .  ActionView’s business and operations would suffer if its sign products or  systems fail.

Risks associated with the ActionView’s industry:

9. The out-of-home advertising services industry is subject to rapid  technological change that ActionView must keep pace with to successfully  compete.

10 .  ActionView faces significant competition from much larger companies with  greater experience and resources.

11 .  Currency fluctuations could negatively affect future product sales or  advertising revenue and harm ActionView’s ability to collect receivables.

12 .  ActionView’s business and operating results may be harmed by inflation  and/or deflation.

13 .  Government regulation or any change in such regulation may adversely  affect ActionView’s business.

Risks associated with ActionView and its subsidiaries:

14 .  ActionView’s stock price is volatile with wide fluctuations in the past  that are likely to continue in the future.

15 .  A small number of ActionView’s stockholders own a substantial amount of  the Company’s Common Stock, and if such stockholders were to sell those shares in the public market within a short period of time, the price of  ActionView’s Common Stock could drop significantly.

16 .  ActionView may not be able to attract and retain qualified personnel  necessary for the implementation of its business strategy.

17 .  ActionView’s business and operating results will be harmed if it is  unable to successfully manage growth in its business.

18 .  ActionView does not expect to pay dividends in the foreseeable future.

19 .  “Penny Stock” rules may make buying or selling ActionView’s Common Stock  difficult, and severely limit market liquidity.

ITEM 3. CONTROLS AND PROCEDURES

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

There have been no significant changes in the Company's internal controls over financial reporting during the fiscal period ended March 31, 2005 that have materially affected or are reasonably likely to materially affect, the internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings (either presently engaged in or contemplated) by any government authority or other party involving the Company or its properties.

No director, officer, or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings.

ITEM 2 CHANGES IN SECURITIES

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

In March 2005, the Company issued 180,000 shares of FORM S-8 common  stock in payment of $18,000 in consulting fees for assistance in  preparation of continuous disclosure documents.

In March 2005, the Company raised private placement funds of $230,000  from a group of investors by sale of 2,825,000 units of its restricted  144 common stock at prices ranging from $0.08 to $0.10 per share. Each  unit consists of one share of common stock of the Company and a one-  half non-transferable share purchase warrant that entitles the  shareholder to purchase one-half share of common stock at an exercise  price of $0.17 for a period of one year from the date of closing of  this private placement. These shares were approved for issuance by the  Company’s board subsequent to the quarter end. At March 31, 2005, the  $230,000 received was recorded as an obligation to issue shares in  stockholders’ equity. These shares and associated warrants together  with 2,600,000 previously issued shares were registered for resale  under a Form SB-2 registration statement per Rule 506 of Regulation D  filed with the regulatory authorities in late April 2005.

As of March 31, 2005, the Company had approximately 16,537,675  potentially dilutive securities in the form of exchangeable shares  (8,072,675), share purchase warrants (7,190,000) and stock options  ((1,275,675). There have been no changes in these securities since  December 31, 2004.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 SUBMISSION OF MATTERS FOR VOTE OF SECURITY HOLDERS

None

ITEM 5 OTHER INFORMATION

None

ITEM 6 EXHIBITS AND REPORTS ON FORM 8K

(a) Exhibits

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

(b) Reports on Form 8-K.

No reports were filed during the quarter of the fiscal year covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTIONVIEW INTERNATIONAL, INC.

Dated: May 18 2005	By:	/s/ Christopher Stringer
Christopher Stringer
President, Chief Financial Officer and Director

Dated: May 18, 2005	By:	/s/ Rick Mari
Rick Mari
Chief Executive Officer, Secretary and Director