Form 10QSB
period 2005-06-30
ACTIONVIEW INTERNATIONAL INC
filed 2005-08-22
CIK 789667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________TO __________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of the date of this Report, the Registrant had 36,833,857 shares of common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (unaudited)

ACTIONVIEW INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(unaudited)
	$	$
ASSETS

CURRENT ASSETS
Cash	34,170	32,305
Accounts receivable	26,628	25,734
Inventory	150,681	139,531
Prepaid expenses (Note 3)	64,522	30,279

	276,001	227,849
PROPERTY AND EQUIPMENT (Note 4)	215,434	150,803
INTELLECTUAL PROPERTY RIGHTS (Note 5)	1,818,556	1,929,896
GOODWILL (Note 6)	431,572	431,572

	2,741,563	2,740,120

LIABILITIES

CURRENT LIABILITIES
Bank indebtedness (Note 7)	81,387	83,084
Accounts payable and accrued liabilities	161,628	298,137
Deferred revenue	-	2,335
Promissory notes payable (Note 8)	70,000	20,000
Current portion of long-term debt (Note 9)	15,627	17,307
Due to related parties (Note 10)	262,473	167,647

	591,115	588,510
LONG-TERM DEBT (Note 9)	24,741	33,234

	615,856	621,744

CONTINGENCIES AND COMMITMENTS (Notes 1, 7,8 and 12)

STOCKHOLDERS' EQUITY

COMMON STOCK (Note 11)
$0.001 par value; 75,000,000 shares authorized
26,737,182 issued and outstanding (December 31 2004 - 21,316,515)	26,737	21,316
EXCHANGEABLE SHARES (Note 6)	2,421,803	2,421,803
ADDITIONAL PAID IN CAPITAL	4,020,442	3,559,812
OBLIGATION TO ISSUE SHARES	52,000	52,000
COMMON STOCK PURCHASE WARRANTS	101,200	76,200
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE	(4,496,475)	(4,012,755)

	2,125,707	2,118,376

	2,741,563	2,740,120
SUBSEQUENT EVENTS (Note 14)

The accompanying notes are an integral part of these interim consolidated financial statements.

ACTIONVIEW INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND DEFICIT
(Unaudited)

					Cumulative
					From Inception
	For the Three Months Ended June 30		For the Six Months Ended June 30		(April 2, 1989) to
	2005	2004	2005	2004	June 30, 2005
	$	$	$	$	$
REVENUE	30,853	51,758	44,467	99,263	216,123

COST OF SALES	17,834	35,566	22,814	53,678	106,120

	13,019	16,192	21,653	45,585	110,003
OPERATING EXPENSES
Consulting fees	3,750	-	3,750	-	691,950
Product Development	26,357	18,834	53,628	45,992	204,990
Depreciation and amortization	69,511	65,492	134,318	128,885	484,767
Marketing	24,279	48,118	26,810	131,071	142,589
Investor relations	22,893	-	36,588	289,144	457,442
Professional fees	19,608	12,408	59,679	49,582	281,304
Salaries and management fees	60,750	9,643	117,111	57,648	502,016
Office and general administrative	46,220	22,737	73,489	67,203	1,841,420
	273,368	177,232	505,373	769,525	4,606,478

NET LOSS FOR THE PERIOD	(260,349)	(161,040)	(483,720)	(723,940)	(4,496,475)

DEFICIT, BEGINNING OF PERIOD	(4,236,126)	(3,115,943)	(4,012,755)	(2,553,043)	-

DEFICIT, END OF PERIOD	(4,496,475)	(3,276,983)	(4,496,475)	(3,276,983)	(4,496,475)

BASIC NET LOSS PER SHARE	(0.01)	(0.01)	(0.02)	(0.04)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	23,786,094	18,933,548	22,814,087	18,447,207

The accompanying notes are an integral part of these interim consolidated financial statements.

ACTIONVIEW INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED INTERIM STATEMENTS OF CASHFLOWS
(Unaudited)

			Cumulative
			From Inception
	For the Six Months Ended		(April 2, 1989) to
	June 30		June 30
	2005	2004	2005
	$	$	$
CASH FLOW FROM (USED IN ) OPERATING ACTIVITIES
Net loss for the period	(483,720)	(723,940)	(4,496,475)
Non-cash items included in net loss for the period
Depreciation and amortization	134,318	128,885	485,950
Finance expense on beneficial conversion features	-	-	363,134
Bad debt expense	20,000	-	360,000
Common stock issued for services	-	-	174,375
Warrants issued for services	-	-	98,713
Stock based operating expenses	52,432	-	528,732
	206,750	128,885	2,010,904
	(276,970)	(595,055)
Changes in non-cash working capital
Accounts receivable	(20,894)	23,303	24,712
Inventory	(11,150)	(31,651)	(122,037)
Prepaid expenses and other assets, net of stock payments	7,564	241,575	16,788
Accrued and unpaid fees payable	-	45,000	-
Accounts payable and accrued liabilities, net of stock payments	10,303	2,715	831,154
Deferred revenue	(2,335)	12,069	(2,812)
	(16,512)	293,011	747,805

NET CASH USED IN OPERATING ACTIVITIES	(293,482)	(302,044)	(1,737,766)

CASH FLOW FROM (USED IN ) INVESTING ACTIVITIES
Purchase of property and equipment	(87,609)	(6,277)	(257,546)
Net cash acquired on acquisition of ActionView	-	-	(53,439)
Cash acquired on reorganization of the Company	-	-	23,540

NET CASH USED IN INVESTING ACTIVITIES	(87,609)	(6,277)	(287,445)

CASH FLOW FROM (USED IN ) FINANCING ACTIVITIES
Decrease in bank indebtedness	(1,697)	(65,450)	41,719
Advances from (to) related parties and shareholder	94,826	(4,506)	254,934
Issuance of notes payable for cash	50,000	7,752	50,000
Long term debt repayments, net of advances	(10,173)	(17,469)	(41,760)
Proceeds from convertible notes payable	-	-	543,000
Payment of advance receivable	-	-	(340,000)
Issuance of common stock for cash	250,000	635,500	1,469,000
Additional capital contributed	-	-	82,488

NET CASH FROM FINANCING ACTIVITIES	382,956	555,827	2,059,381

INCREASE IN CASH	1,865	247,506	34,170

CASH, BEGINNING OF PERIOD	32,305	41,855	-

CASH, END OF PERIOD	34,170	289,361	34,170

Supplemental disclosure with respect to cash flows (Note 13)

The accompanying notes are an integral part of these interim consolidated financial statements.

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)

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

In connection with its ad revenue business from Company-owned signs, the Company completed the incorporation of ActionView Far East Limited in February 2004 for the purpose of representing the Company and marketing its scrolling sign products in both China and Hong Kong.(See note 12).

Similarly, the Company completed a license and supply agreement with ActionView Australia (Proprietary) Limited in May 2005 for the purpose of representing the Company and marketing its scrolling sign products in Australia and New Zealand.

The Company is currently considered a Development Stage Enterprise, under the guidelines of Statement of Financial Accounting Standards (“SFAS”) No. 7.

Going concern

These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. At June 30, 2005 the Company has a working capital deficiency of $315,114 has incurred losses since inception of $4,496,475 and further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)

The Company is planning additional ongoing equity and/or debt financing by way of private placements and/or commercial loan agreements to fund its obligations and operations.

Basis of Presentation

The unaudited interim consolidated financial statements included herein have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals and stock transactions) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these unaudited interim consolidated financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2004, included in the Company's annual report on Form 10-KSB.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Consolidated Financial Statements

These consolidated financial statements include the accounts of the Company, a Nevada Corporation, and its 100% interest in 6126421 Canada Ltd. (a wholly-owned Canadian subsidiary incorporated August 11, 2003) (“612 Canada“). 612 Canada also owns 100% of the issued and outstanding shares of ActionView Advertising Systems, Inc. (“ActionView”), a British Columbia corporation acquired effective September 9, 2003. (See Note 6).

(b) Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments that are readily convertible into cash with maturity of three months or less when purchased. As at June 30, 2005, the cash and cash equivalents consist of bank deposits.

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

Property and equipment are reviewed annually for impairment and whenever circumstances indicate that the carrying amount is not recoverable and exceeds fair value. The carrying amount of property and equipment is determined to be non-recoverable if it exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposal.

The cost of rental signs includes component parts, labour and freight up to the point of substantial completion of the signs. The signs are considered substantially complete and ready for their intended use at the earlier of the date of completion of their construction and installation or the date when related revenue recognition commences.

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)

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

Although management has determined that there has been no impairment of intellectual property rights and goodwill at June 30, 2005, the recoverability of these intangible assets is also dependent on the Company’s ability to continue operating as a going concern as described in Note 1.

(g) Foreign currency transactions

The functional currency of the Company and 612 Canada Ltd is the U.S. dollar and that of ActionView is the Canadian dollar. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, the foreign currency financial statements of the Company’s subsidiaries are remeasured into U.S. dollars. Monetary assets and liabilities are re-measured using the foreign exchange rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the period and stockholders’ equity accounts and property and equipment accounts are translated by using historical exchange rates. Any re-measurement gain or loss incurred is included in the consolidated statement of operations and deficit.

(h) Revenue Recognition

ActionView generates its revenue primarily from three sources:

i) rental revenue – earned when Company-owned signs are placed by independent ad agencies, who sell the advertising, in point-of-sale and high traffic out-of-home advertising locations. This revenue is shared with the ad agencies, the sign location owner and the local partner in the business and is recognized over the period the advertising is provided.

ii) franchise revenue – earned by means of franchise fees, fees on sign sales generated by franchisees, and royalty fees on advertising revenues generated by franchisees. Non-refundable franchise fees are earned for arranging the franchise agreements and providing initial training services and related materials.

iii) sales revenue – earned by selling custom designed and manufactured signs when the signs are delivered to the customer.

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

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)

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

(j) Financial Instruments

In accordance with the requirements of SFAS No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash, accounts receivable, loans and accounts payable and due to related parties approximate carrying value due to the immediate or short-term maturity of these financial instruments.

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

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)

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

(m) Loss Per Share

The computation of basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding common shares during the period, excluding the exchangeable shares as described in note 6, which have not yet been exchanged into common stock of the Company. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on net loss. As of June 30, 2005, the Company had 17,050,850 potentially dilutive securities in the form of exchangeable shares, share purchase warrants and stock options. The accompanying presentation only includes the basic loss per share since the potentially dilutive factors are anti-dilutive to basic loss per share.

(n) Comparative figures

Certain of the comparative figures have been reclassified to conform to the current period’s presentation.

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)

(3) PREPAID EXPENSES

Prepaid expenses as at June 30, 2005 include $41,807 of stock prepayments for certain consulting service contracts to be amortized over the term of the contracts.

(4) PROPERTY AND EQUIPMENT

		December 31,
	June 30, 2005	2004
Rental signs	$336,981	$256,973
Furniture and computers	8,397	4,174
Leasehold improvements	10,785	10,785

	356,163	271,932
Less: accumulated depreciation	(140,729)	(121,129)

Net book value	215,434	150,803

Both the bank indebtedness and the long term debt described in Notes 7 and 9 below respectively, are secured by a general security agreement over all the assets of ActionView and are guaranteed by the Company’s two directors.

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

In accordance with the provisions of SFAS 142 “Goodwill and other Intangible Assets”, the Company is amortizing the cost of the Intellectual Property Rights, on a straight-line basis, over the estimated life which has been determined, by management, to be ten years. As at June 30, 2005 and December 31, 2004, management has determined that no impairment of intellectual property rights has occurred.

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)

		December 31,
	June 30, 2005	2004
	$	$

Intellectual property	2,226,803	2,226,803
Less: accumulated amortization	(408,247)	(296,907)

Net book value	1,818,556	1,929,896

(6) ACQUISITION OF ACTIONVIEW ADVERTISING SYSTEMS, INC.

By agreement effective September 9, 2003, between the Company, 612 Canada, ActionView, the ActionView shareholders and the two principals of ActionView, 100% of the issued and outstanding common shares of ActionView were acquired by 612 Canada in exchange for 1,000,000 exchangeable shares of 612 Canada. In addition, 612 Canada issued a further 7,422,675 exchangeable shares to the two principals of ActionView in exchange for intellectual property rights held by the principals relating to the development of ActionView’s products.

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

On September 9, 2003, the acquisition of ActionView was accounted for as a business combination using the purchase method of accounting in accordance with SFAS 141 whereby the fair value of the consideration paid has been allocated to the fair value of the underlying net assets acquired as follows:

Assets acquired at fair value:
$128,719
Current assets
Property and equipment	34,407
Goodwill	431,572

594,698

Liabilities acquired at fair value:
Current liabilities	81,825
Long term debt	53,437
Due to related parties	159,436

294,698
Purchase price – 1,000,000 exchangeable shares	$300,000

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)

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

(7) BANK INDEBTEDNESS

As of June 30, 2005 the Company has utilized all its operating line of credit amounting to $81,387 (Cdn $100,000), payable on demand and bearing interest at Royal Bank of Canada prime rate plus 1.55% per annum. The operating line of credit is secured by a general security agreement over all the assets of ActionView and is guaranteed by the Company’s two directors.

(8) PROMISSORY NOTES PAYABLE

Promissory notes payable at June 30, 2005 were owing to two private individuals. One for $20,000 bearing interest at 8% per annum with no fixed repayment date and the other for $50,000 bearing interest at 15% per annum, repayable in cash or shares on the June 2006 anniversary date at the note holder’s option. As an equity inducement for the second note, the Company issued 27,800 shares of restricted common stock during the quarter at $.10 per share, the market value at timer of issue.

(9) LONG TERM DEBT

	June 30	December 31
	2005	2004
(i) Term loan with the Royal Bank,
bearing interest at Royal Bank prime plus
2.25% per annum with monthly principal
payments of $1,425 (Cdn $1,715) plus	$0	$1,355
interest.

(ii) Business Development Corporation
(“BDC”) loan, bearing interest at BDC
prime plus 2% per annum with monthly
payments of interest only, the principal
being repayable by November 23, 2007
via monthly payments of $664 (Cdn	21,487	25,921
$800) commencing October 2002.

(ii) BDC loan, bearing interest at BDC
prime plus 4% per annum with monthly
principal payments of $664 (Cdn $800)
plus interest and due March 23, 2008.	18,881	23,265

	40,368	50,541

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)

Less: current portion of long term debt
	(15,627)	(17,307)

Long term portion of long term debt
	$24,741	$33,234

The long term debt is secured by a general security agreement over all the assets of ActionView and is guaranteed by the Company’s two directors.

Principal repayments

The aggregate amount of principal payments required in each of the next three years to meet debt retirement provisions is as follows:

June 30, 2006	$15,627
June 30, 2007	15,627
June 30, 2008	9,114

$40,368

(10) RELATED PARTY TRANSACTIONS

As at June 30, 2005, the Company owed a total of $262,473 (December 31, 2004 - $167,647) to the directors and their private companies and $8,567 to another shareholder. During the period $49,140 (2004 -$45,000) of management fees were incurred to Company directors and their two private companies all of which remains unpaid at the period end. These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

(11) COMMON STOCK

In January 2005, the Company implemented a Retainer Stock Plan which was filed on a Form S-8 Registration Statement on January 24, 2005. Under the Plan, a total of 3,000,000 shares of common stock can be issued to compensate directors, employees and consultants of the Company for services rendered to the Company at prices and terms to be determined by the Board of Directors.

In March 2005, the Company issued 180,000 shares of S-8 registered common stock for consulting fees regarding preparation of continuous disclosure documents at $0.10 per share.

From March to May 2005, the Company raised private placement funds of $250,000 from a group of 12 investors by sale of 3,025,000 units of restricted 144 common stock at prices ranging from $0.08 to $0.10 per share. Each unit consists of one share of common stock of the Company and a one-half non-transferable share purchase warrant that entitles the shareholder to purchase one-half share of common stock at an exercise price of $0.17 for a period of one year from the closing date of this private placement. These shares were issued without registration in exempt transactions based on Section 4(2) of the Securities Act of 1933. No commissions were paid in connection with the offering of these shares. The fair value of the warrants was estimated to be $25,000 and has been recorded as a separate component of stockholder’s equity.

In the 2nd quarter of 2005, the Company issued 282,367 shares of S-8 registered common stock of the Company for consulting fees regarding preparation of legal contracts, continuous disclosure documents, business planning and sales and marketing services at $0.10 to $0.15 per share.

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)

In June of 2005, the Company issued 1,468,000 shares of S-8 registered common stock of the Company on settlement of accounts payable of $146,800 at $0.10 per share.

In June of 2005, the Company issued 437,500 shares of restricted common stock for services to a consultant at $0.10 per share of which $31,637 was prepaid at June 30, 2005. These shares were issued pursuant to an exemption from registration by Section 4(2) of the Securities Act of 1933.

In June of 2005, the Company issued to an individual 27,800 S-8 registered shares, at $0.10 per share, the market value at the time of issue, and a promissory note of $50,000 as an equity inducement for financing services. These shares were issued pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933. (See note 8)

As of June 30, 2005, the Company had approximately 17,050,850 potentially dilutive securities in the form of exchangeable shares (8,072,675), share purchase warrants (7,702,500) and stock options (1,275,675). There have been no changes in these securities since December 31, 2004.

(12) ACTIONVIEW FAR EAST LIMITED

On February 20, 2004, the Company completed the incorporation of a new entity in Hong Kong, called ActionView Far East Limited (“AVFE”), for the purpose of representing the Company and marketing its scrolling sign products in both China and Hong Kong. AVFE is jointly owned by the Company and a Hong Kong company, Americrown Inc (“Americrown”).

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

On June 14, 2004, AVFE signed an agreement with Chuangrun Advertising (HK) Limited which has the contract to place advertising in the new Baiyun Airport and the new MTR Subway System, both in Guangzhou, a city with population of 17 million in southern China. Subsequently, Chuangrun secured the contract to place the equivalent of 200 Company-owned ActionView motion billboard signs into both the domestic arrivals and the bus stop areas of the new airport. Manufacturing of the signs began in the first quarter of 2005 and, following delays due to certain design modifications requested by the Airport Authority, installation is now scheduled to begin late in the third quarter 2005.

13) SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Six months ended	Six months ended
	June 30,2005	June 30,2004
Cash paid during the period
for:

Interest	$6,987	$8,465
Income taxes	-	-

During the six months ended June 30, 2005, a total of 2,395,667 shares of common stock were issued in settlement of various service and debt obligations as follows:

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)

a) In March 2005, the Company issued 180,000 shares of S-8 registered common stock for consulting fees regarding preparation of continuous disclosure documents at $0.10 per share.

b) In the 2nd quarter of 2005, the Company issued 282,367 shares of S-8 registered common stock of the Company for consulting fees regarding preparation of legal contracts, continuous disclosure documents, business planning and sales & marketing services at $0.10 to $0.15 per share.

c) In June of 2005, the Company issued 1,468,000 shares of S-8 registered common stock of the Company on settlement of accounts payable at $0.10 per share.

d) In June of 2005, the Company issued 437,500 shares of 144 restricted common stock for services to a consultant at $0.10 per share of which $31,637 was prepaid at June 30, 2005. These shares were issued pursuant to an exemption from registration by Section 4(2) of the Securities Act of 1933.

e) In June of 2005, the Company issued 27,800 shares, at $0.10 per share, of restricted common stock as an equity inducement for financing services and a promissory note of $50,000 to one private individual. These shares were issued pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933.

14) SUBSEQUENT EVENTS

In July of 2005, the Company issued 12,000 shares of S-8 registered common stock of the Company in consulting fees for certain sales and marketing services at $0.10 per share.

In July of 2005, the Company issued 12,000 sharesof its restricted common stock, at $0.10 per share, as an equity inducement for financing services and a promissory note of $12,000 to one private individual. These shares were issued pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933.

In July of 2005, the Company agreed to issue 2,000,000 shares of restricted common stock as consideration for financing services and a drawdown line of credit of $350,000 to be provided by CLX Investment Company, Inc. These shares will be issued to CLX on a pro-rata basis as the draw-down takes place over the period July to November 2005. These shares will be issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On August 5, 2005, the Company filed an amended SB-2 registration statement for a total of 6,802,300 shares of its common stock, including 575,000 share purchase warrants, to be registered for selling security holders on such date as the Securities and Exchange Commission, acting pursuant to Section 8(a) of the Securities Act, may determine. The Company will not receive any proceeds from this offering.

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes related thereto included in item 1 above which have been prepared in accordance with the accounting principles generally accepted in the United States of America. The discussion of results, causes and trends should not be construed to imply any conclusion that such results, causes or trends will necessarily continue in the future.

a) Brief Company History and Development

The Organization

ActionView International, Inc. formerly known as Acquisition Media, Inc. currently trades on the OTC Bulletin Board under the symbol "AVWI" and is referred to in this Form 10-QSB as the "Company", the "Registrant", the "Issuer" or “ActionView”. The company was listed involuntarily for trading on the Berlin-Bremen Stock Exchange under the symbol "VW6" and intends to de-list itself from this Exchange.

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

In February 2004, the Company completed the incorporation of ActionView Far East Limited (“AVFE”)for the purpose of representing the Company and marketing its scrolling sign products in both China and Hong Kong. Subsequently in May 2004 (updated in May 2005), AVFE contracted with Chuangrun Media Limited to secure contracts for the placement of ActionView signs in customer locations for a term of 10 years.

In May 2005, the Company granted an exclusive license to ActionView Australia Pty. Ltd (“AUS”) for the purpose of representing the Company and marketing its scrolling sign products in both Australia and New Zealand. Subsequently in June 2005, ActionView Australia contracted with Open Media management Pty, Ltd to secure contracts for the placement of ActionView signs in customer locations for a term of up to 10 years.

Both AVFE and AUS are expected to commence commercial operations in the second half 2005.

In North America, business is generated by the management team, an independent agent located in Las Vegas, Nevada and 5 franchise operations located in Kelowna BC, Yellowknife NWT, Calgary AB, Halifax NS and Houston TX.

The Company contracts its sign manufacturing to a substantial manufacturer in China with over 7,000 employees in Guangdong Province. It manufactures and ships internationally under the supervision of an employee of ActionView Head Office.

The Company is headquartered in Vancouver, B.C., Canada, where the management and staff of the Company work. The management consists of a CEO/Founder, a President and a CFO with support staff consisting of an administrative assistant, a maintenance/product development technician, and a part-time book-keeper. The office is located at Suite 103 – 221 East 10th Avenue, Vancouver, British Columbia, Canada with an adjacent warehouse and research facility. Its telephone number is (604) 878-0200 or toll free (866) 878-0200 and its facsimile number is (604) 879-8224.

The Business

The Company custom-designs, develops, and manufactures vividly illuminated motion billboards. These state-of-the-art “smart” signs are placed into high traffic locations to generate advertising revenue. ActionView shares the advertising revenue from the signs with advertising agencies, the local business partner and the location landlord/ owner. The benefit to advertisers is big, bold exposure at top tier locations at very reasonable rates.

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

The Company’s business plan is based upon the Company maintaining ownership of its signs for monthly revenue generation and sharing at high traffic locations such as airports, train stations, convention centers, shopping malls, supermarkets, department stores, movie theatres, gas stations, etc.

The Company also sells its signs to locally based franchises and receives royalty income from the advertising revenues generated by these signs. In addition, it is the Company’s intention to sell custom manufactured, less sophisticated scrolling signs to customers on a larger volume basis.

In Vancouver the Company operates a small advertising operation where a number of signs are located in local malls with advertisers, generating less than $10,000 per month for the Company.

The History

The ActionView 4 feet x 6 feet life sized backlit scrolling sign has been researched and developed under the guidance of its founder, Rick Mari, for over 6 years. Site testing has been conducted in the malls and business concourses of Vancouver, Canada with the support of local and national advertisers. In Vancouver, rental signs have been placed in and ad revenues realized from three separate shopping centres.

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

Sales of the ActionView product began with a franchising program that exposed the scrolling sign concept to shopping mall markets in Canada and the United States. Over the past 12 to 15 months, the Company has expanded its business model to international markets through strategic alliances for the ActionView product lines in conjunction with revenue sharing programs.

b) Critical Accounting Policies

Management believes the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on the Company’s financial statements. So these are considered to be the critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates used in applying the critical accounting policies. Within the context of these critical accounting policies, management is not currently aware of any reasonably likely event that would result in materially different amounts being reported.

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

ii) sales of signs to locally based ActionView franchises along with on-going royalties from the advertising revenues generated by the franchisees. In addition, an initial non-refundable franchise fee is received on signing for the purpose of arranging the franchise agreements and providing initial training services and related materials to franchisees on the operation of the signs. Revenues from franchise fees are accounted for as revenues in the year that the contract is entered into.

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

Management carefully considered the impairment issue regarding the book value of goodwill and intellectual property at December 31, 2004, and concluded that no impairment was needed. This was supported in part by the two contracts for placement of 150 scrolling ActionView signs at the new Guangzhou Baiyun International Airport in southern China between ActionView Far East Limited and Chuangrun Media most recently updated May 15, 2005 and scheduled to start installation in mid-September 2005.

Subsequent to December 31, 2004, an additional contract was secured in June 2005 between ActionView Australia and Open Media Management Pty, Ltd for placement of minimum 200 ActionView signs over the next 2 years. Simlar to the China contracts above, this contract is expected to start generating significant revenues for the ActionView Group before year end 2005, subject to certain contingencies and other factors being met. This further supports management’s opinion that the Company’s intangible assets are not impaired.

c) Results of Operation

The unaudited financial statements for the three month (“2005 2nd quarter”) and six month (“2005 1st half”) periods ended June 30, 2005 are compared below to the unaudited financial statements for the corresponding periods ended June 30, 2004 (“2004 2nd quarter” and “2004 1st half”) and the audited financial statements for the year ended December 31, 2004 (“2004 year”).

Revenue

The Company reported revenues of $30,853 for the 2005 1st quarter compared to $51,758 for the 2004 1st quarter. Ad revenues from signs placed in Vancouver shopping malls were lower in the 2005 1st quarter versus the 2004 1st quarter. This is the result of a planned change in the business model towards China and Australia where the short to mid-term gains have much more potential. This decline in local ad revenues was buffered somewhat by the sale of 3 signs to existing franchises and the beginning of royalty receipts from the successful Yellowknife franchise. Following sign installations at the new Guangzhou Baiyun International Airport in southern China, scheduled to begin end of 3rd quarter 2005, the company will see large increases in ad revenues.

The Company reported revenues of $44,467 for the 2005 1st half compared to $99,263 for the 2004 1st half. Ad revenues have declined for the same reason explained for the quarter above. Moreover, the 2004 year included the sale of six signs to the Yellowknife franchise, not repeated to date in the 2005 year.

Gross Profit

The Company generated gross profits of $13,019 in the 2005 1st quarter compared to $16,192 in the 2004 1st quarter, and $21,653 for the 2005 1st half compared to $45,585 for the 2004 1st half. As previously reported, margins continue to improve following the decision to move sign production from Canada to China and benefit from the mass manufacturing capabilities and economies of scale in China.

Operating Expenses

The Company reported operating expenses of $273,368 for the 2005 1st quarter compared to $177,368 for the 2004 1st quarter. The net increase of $96,136 was due to the following:

  decrease in Consulting Fees to ($8,250) from $nil due to an account reclassification this quarter.
  increase in Product Development expenses to $26,357 from $18,834 mainly due to the product design modifications required by the Guangzhou Airport Authority prior to installation of the 50 signs at the bus stations linking the terminals.
  increase in Depreciation and Amortization expense to $69,511 from $64,492 due to more company-owned signs in the market for beta testing.
  decrease in Marketing expenses to $24,279 from $59,054 due to the redeployment of resources towards the Guangzhou Airport contracts versus the higher costs incurred in the 2004 2nd quarter marketing to major Canadian retail chains, like Home Depot, Canadian Tire, Shoppers Drug Mart and others.
  increase in Investor Relations expenses to $22,893 from ($10,936) to start once again trying to keep shareholders and investors informed of the significant new developments taking place in the company, especially in China and Australia. Last years’ account reclassification makes the increase appear larger than it actually was.
  increase in Professional Fees to $19,608 from $12,408 due to the significant additional effort required to prepare an amended SB-2 registration statement pursuant to Section 8(a) of the Securities Act. The SB-2A was filed on August 5, 2005 with the SEC.
  increase in Salaries and Management Fees to $72,750 from $9,643 due to on-going unpaid compensation accrual to senior management which started at the beginning of year 2005.
  increase in office and administration expenses to $46,220 from $22,737 due to certain bad debt write-offs and foreign exchange losses

The Company reported operating expenses of $505,373 for the 2005 1st half compared to $769,527 for the 2004 1st half. The net decrease of $264,154 was due to the following for substantially the same reasons explained above:

  increase in Consulting fees to $3,750 from $nil
  increase in Product Development expenses to $53,628 from $45,994 increase in Depreciation and Amortization expense to $134,318 from $128,885 decrease in Marketing expenses to $26,810 from $131,071
  decrease in Investor Relations expenses to $36,588 from $289,144 following discontinuance of the relatively high cost investor relations program that existed in the 2004 1st half.
  increase in Professional Fees to $59,679 from $49,582
  increase in Salaries and Management Fees to $117,111 from $57,648 increase in office and administration expenses to $73,489 from $67,203

Net Loss

The company reported a net loss from operations of $260,349 for the 2005 2nd quarter compared to $161,040 in the 2004 2nd quarter. The net increase of $99,309 was due to a combination of factors, including: decreased gross profit ($3,173), increased product development ($7,523),increased depreciation and amortization ($4,019), increased investor relations ($33,829), increased professional fees ($7,200), increased salaries and management fees ($63,107), and increased office and general administrative expenses ($23,483). These results were partially offset by decreased consulting fees ($8,250) and decreased marketing expenses ($34,775).

The company reported a net loss from operations of $483,720 for the 2005 1st half compared to $723,942 in the 2004 1st half. The net decrease of $240,222 was due to a combination of factors, including: decreased marketing expenses ($104,261) and decreased investor relations ($252,556). These results were partially offset by decreased gross profit ($23,932), increased consulting fees ($3,750), increased product development ($7,634), increased depreciation and amortization ($5,433), increased professional fees ($10,097), increased salaries and management fees ($59,463), and increased office and general administrative expenses ($6,286).

Interest and Bank Charges

Interest and bank charges decreased to $6,987 for the 2005 1st half from $9,196 in the 2004 1st half due to a reduction in long term debt under scheduled repayment terms. However, interest expense will begin to increase next quarter due to the closing of additional debt financings subsequent to June 30, 2005. Interest and bank charges are included with office and general administrative expenses.

d) Liquidity and Capital Resources

At June 30, 2005, the Company had a cash balance of $34,170 as part of its working capital deficiency of $315,114 compared to a cash balance of $32,305 as part of its working capital deficiency of $360,661 at December 31, 2004.

The modest increase in cash of $1,865 during the 2005 1st half resulted from the following cash flow activities:

  Net cash used in operating activities of $283,221 in the 2005 1st half (vs $302,044 in the 2004 1st half) due to combination of a net cash loss for the 1st half of $286,709 and a decrease in non-cash working capital of $3,488.
  Net cash used in investing activities was $87,609 in the 2005 1st half ($6,277 in the 2004 1st half) due to sign manufacturing being well underway for the Guangzhou Airport project
  Net cash flow from financing activities was $372,695 in the 2005 1st half (vs $555,827 in the 2004 1st half) mainly due to cash received from private placement share subscriptions, additional debt financing at the end of June and advances from related parties arising from accrued but unpaid compensation.

Subsequent to June 30, 2005, the Company received $122,000 cash from additional debt financings, including $62,000 from private lenders and $60,000 from CLX Investments.

At August 15, 2005, the Company has the following outstanding debt obligations:

(i)

Operating line of credit with the Royal Bank, bearing interest at Royal Bank prime plus 1.55% per annum payable on demand and secured by a general security agreement over all Company assets and guaranteed by the Company’s two directors - $81,387.

(ii)

Business Development Corporation (“BDC”) loan, bearing interest at BDC prime plus 2% per annum with monthly payments of interest only, the principal being repayable by November 23, 2007 via monthly payments of $664 (Cdn $800) commencing October 2002 - $21,487.

(iii)	BDC loan, bearing interest at BDC prime plus 4% per annum with monthly principal payments of $664 (Cdn $800) plus interest and due March 23, 2008 - $18,881.
(iv)

Drawdown line of credit facility with CLX Investments, Inc. bearing interest at 8% per annum payable quarterly in arrears (with bonus shares) up to a maximum amount of $350,000 by December 2005. This credit facility was negotiated in July 2005 and is just beginning to be drawn down subject to broad repayment terms when the Company is profitable - $60,000

(v)

Promissory notes with two private individuals bearing interest at 15% per annum payable quarterly in advance (with bonus shares), repayable in cash or shares within 12 months at the note holder’s option. The funds were received by the Company in July/August 2005 - $62,000

The Company's continuation as a going concern is uncertain and dependant upon successfully bringing its products and services to market; achieving profitable business operations in the future; and obtaining additional sources of financing to sustain its operations, the outcome of which cannot be predicted at this time. In the event the Company cannot generate sufficient revenues from operations or obtain additional sources of financing sufficient to sustain the Company’s operations, it will be necessary to delay, curtail or cancel further development of its products and services.

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

The first contract signed by AVFE was to install signs in Hong Kong’s largest theatre chain, The Broadway Group. Thirteen motion billboards were successfully installed into various Broadway theatre locations. Initial sales results have been lower than expected and the Company will not put further signs into the Hong Kong theatre market. Sales in our China airport operations will be far more profitable and we will focus our staff’s attention on the development and maintenance of our China airport projects for the time being.

On June 14, 2004 (updated May 13, 2005), AVFE signed an agreement with Chuangrun Media Limited, which has the contract to place the advertising in the new Baiyun Airport in Guangzhou, China. This agreement requires that AVFE will supply ActionView scrolling signs into locations in China that Chuangrun will secure with long term contracts. The first of these locations is the Guangzhou airport which is under contract for 10 years. It opened in August 2004 and is the largest airport in Asia with a planned capacity of 80 million passengers per year when fully completed. In the first year alone, 25 million passengers were delivered to and from Guangzhou, a city in southern China of approximately 17 million people enjoying dramatic economic growth and prosperity.

Chuangrun has secured the contract to place 50 double-sided 4x6 free-standing signs for installation in the airport bus stations linking the terminals. Manufacturing preparations have begun following final approval of customized proto-type by the Airport Authority. Installation was originally scheduled for completion by mid-summer 2005 but delays caused by the airport authority wanting design modifications, put the initial installation period back to mid-September 2005. It is expected the first full year of operations will represent approximately US$10.8 million annual gross revenue for the participants based on 80% advertising capacity. Under its agreement, the ActionView Group expects to net approximately $1.4 million of this amount.

 In addition, Chuangrun has secured a second contract to place 100 of the ActionView Panorama II sized motion billboards (10 ft wide X 5 feet tall) in the domestic arrivals and departure terminal. This project is scheduled to commence immediately following installation of the bus stop signs. It is expected the first full year of operations will represent approximately US$18.4 million annual gross revenue for the participants based on 80% advertising capacity. Under its agreement, the ActionView Group expects to net approximately $2.6 million of this amount.

Chuangrun has also completed an agreement with the new Guangzhou Subway System, known as the MTR. The first of 10 planned MTR lines has been completed and currently carries 750,000 people per day. AVFE is required to install an initial 60 billboard signs in the stations of the first MTR line of which the first 10 have already been installed. Once advertising has been placed, revenues will start to flow into the ActionView Group via AVFE.

The Company is in the process of obtaining a combination of debt/equity financing for the capital necessary to complete the manufacturing and installation of the rental signs required for each of the above projects.

Australia

In May 2005, the Company successfully negotiated a license agreement with the ActionView franchisee in Australia and its business partners to establish the ActionView marketing program in Australia. A new Company has been formed called ActionView Australia Pty Ltd. Under the terms of the license agreement, the Company would supply signs to locations contracted by the franchisee in return for a percentage of the revenue generated from advertising sales sold on those signs. Further to this agreement, ActionView Australia has entered into an agreement of income sharing with Open Media Management Pty Ltd (“OMM”) in June 2005. OMM has secured contracts with 2 major food retailers to install ActionView signs for the purpose of advertising. ActionView Head Office will supply the signs and retain ownership throughout the term of the agreement with OMM. ActionView Australia will manage the Company‘s assets and will share in the revenue generated by the signs.

OMM has agreed to pay ActionView Group an aggregate minimum revenue of $1.9 million within three years of the signs’ installation dates in return for the supply of the initial 200 custom designed scrolling billboard signs called for under the contract.

Dubai, UAE

The ActionView franchisee in Dubai has placed 20 signs in shopping centers, movie theatres and super markets and have placed an order with the Company for 9 additional signs for 3rd quarter delivery. The Company is projecting to earn royalties from this franchisee in the second half of fiscal 2005. The Dubai franchise is expanding and will be purchasing more signs in 2005.

Ontario, Canada

In 2004 the Company entered into an agreement with Way Cool Concepts an experienced sales and advertising group. They have acquired the existing Toronto ActionView franchise and continue their marketing efforts to develop the Central Canadian market with no specific results to report at this time.

Yellowknife, Northwest Territories, Canada

A franchise was sold with six ActionView 4x6 scrollers as the initial order. They are becoming increasingly more active due to the diamond mining boom in Canada’s north. The Franchisee has purchased 2 more signs and ActionView Head Office has started to receive royalties from this successful and growing Franchise.

New York, USA

The Company is beta testing an ActionView scrolling sign in a movie theater in Lincoln Square, New York.

Las Vegas, USA

An advertising company representing McCarron International Airport in Las Vegas has successfully completed a beta test of the ActionView sign. We await their decision on purchasing signs for use in the Las Vegas Airport. Other interesting developments are underway through our sales agent in Las Vegas with existing future results to be reported at a later date.

Research & Development

The Company's design and production staff was successful in developing several new sign products and support technologies during 2004 and 2005 which helped to secure the two China contracts at the new Guangzhou Baiyun Airport. The Company is committed to continuing its R&D and Product Development efforts in order to meet ongoing customer demands for new and improved products. Additional qualified employees, agents, or independent contractors, augmented by the leasing or purchase of specialized equipment, will be employed “as needed” in the future and when working capital permits.

Expected revenue and capital requirements

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

The Company’s primary goal over the next twelve to eighteen months is to place or sell up to 1000 signs into a growing network of contacts and customers prospects throughout the world. This plan may be realized from current contracts, contracts currently being negotiated, and contracts expected to be negotiated upon completion of beta testing. It is expected that Q4 2005 will be a turn-around period for the Company leading to a combined projected revenue for the ActionView Group in 2006 up to $4 million.

In order to achieve these ambitious objectives, the Company needs approximately $1.7 million in debt/ equity financing over the next six to twelve months as follows:

Manufacturing and purchase of signs	$1,000,000

Working capital and on-going operating expenses	$450,000

Research and development of scrolling sign technology	$200,000

Contingency allowance	$100,000

Total funding required	$1,700,000

The Company is presently in discussions with a number of funding sources and anticipates obtaining additional funding from a combination of debt/equity financing during the third and fourth quarters of the 2005 fiscal year. There can be no assurance the Company will be able to obtain this or any other financing or sources of funds. Failure to obtain these intended financings or other financings would result in the Company being unable to continue its normal business operations, execute as intended on its business plan, and might result in the Company being unable to continue as a going concern. Completing the existing orders and commitments under the various agreements referenced above is entirely dependent on the Company’s ability to obtain additional capital funds through continued financing activities, including continued debt and equity offerings, when needed and in amounts sufficient to sustain the Company’s operations.

The Company has current commitments for some of its financing requirements. But there can be no assurance that additional financing will be available on terms acceptable to the Company or at all. Failure to obtain additional financing when required may result in the Company being unable to continue its operations.

Additions to Management Team

The Company plans to expand its management team with two key appointments scheduled for the second half 2005, VP Sales & Marketing for North America and Chief Financial Officer. These positions have been filled on a contract basis at the present time thereby allowing existing management to concentrate on strategy, operations, manufacturing and R&D for the benefit of expanding the business in Asia, Australia and the USA.

f) Contractual Obligations and Off-Balance Sheet Arrangements

The following table provides a summary of the Company’s contractual obligations at June 30, 2005:

	June 30, 2005	2006	2007	2008
Debt repayments (1)	$40,368	$15,627	$15,627	$9,114
Warehouse and office lease payments (2)	$0	$25,400	$21,145	Nil
Demand bank loan	$81,387	$81,387	On demand	On demand

Notes to the table are set forth below.

(1)	The Company’s long-term debt payable at June 30, 2005 was $40,368 and carries interest at the rate of prime plus 2% to 4%. These debt are payable in monthly principal payments in the amount of $1,302.
(2)	The Company carries various lines of office and warehouse leases at the blended rate of $2,117 per month. The term of the leases is three years, expiring on October 31, 2006, with a renewal option.
(3)

The Company also has an outstanding demand bank loan which had a balance due of $81,387 on June 30, 2005. The loan carries interest at the rate of prime plus 1.55%. The loan is collateralized by all of the Company’s assets and is also personally guaranteed by the Company’s two directors.

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

Risks associated with ActionView's own business and products

1. The advertising services industry could be impacted by global economic weakness which reduces advertising expenditures and which could negatively affect the Company's revenues and operating results. To the extent that the global and local economies are weak, the Company will face diminished ad revenues and sign sales, which may be material to the Company’s operations. The magnitude of such risk cannot be predicted with any degree of certainty.

2. ActionView lacks an operating history and has accumulated significant losses that may or may not continue into the future. If the losses continue, the Company might have to suspend or cease operations.

3. ActionView will derive most of its revenues from sales outside North America and numerous factors related to international business activities subject the Company to risks that could reduce the demand for its products and negatively affect its operating results. External risks include currency risks, foreign governmental regulation, foreign governmental and economic instability, lack of accessibility to clients and customers in foreign countries, and the inability to collect receivables from foreign clients and customers may all adversely effect the Company. Any combination of these factors would compound the risks to the Company and could result in significant harm to the Company’s operations abroad and thus its results of operations.

4. ActionView depends primarily upon two suppliers for the components to produce its sign products. Any disruptions in the operations of, or the loss of, these suppliers could harm the Company's ability to meet its delivery obligations to its customers and could increase its cost of sales. If the Company is unable to promptly replace one or both of its suppliers, it would be unable to meet its contractual obligations and would not be able to manufacture products which the Company relies upon for its revenues. A reduction or interruption in sign product supply or a significant increase in product prices could have a material adverse effect on ActionView's business and profitability.

5. Defects or errors in ActionView's products or in the components made by its principal suppliers could harm the Company's relations with its customers and expose it to forms of product liability. Similar problems related to the products of ActionView's customers would also harm its business. If ActionView experiences any product liability claims or recalls, the Company may also incur significant expenses and experience decreased demand for its products.

6. ActionView's business and operations would suffer if its sign products or systems fail. Problems with or failure of the Company’s products might result in a recall of the systems. The need to repair or replace the systems would likely result in the loss of revenues and additional expenses incurred by the Company to repair the problems. Additionally, the Company would likely lose customers and accounts if the sign systems failed. The failure of a significant number or percentage of the Company’s systems and/or the loss of a significant number of the Company’s customers could have a material adverse effect on ActionView's business and profitability.

Risks associated with ActionView's industry

7. The out-of-home advertising services industry is subject to rapid technological change that ActionView must keep pace with to successfully compete. The Company’s inability to adapt to technological change or compete in the Company’s line of business would result in the loss of the Company’s customers, the inability to obtain new customers and market share and would have a material adverse effect on ActionView's business.

8. ActionView faces significant competition from much larger companies with greater experience and resources. The Company’s inability to compete in the Company’s line of business against larger companies would result in the loss of the Company’s customers, the inability to obtain new customers and market share and would have a material adverse effect on ActionView's business.

9. Currency fluctuations could negatively affect future product sales or advertising revenue and harm ActionView's ability to collect receivables. Because a portion of the Company’s business is conducted in foreign currencies, the Company is subjected to foreign currency risks, including adverse trends in valuation or exchange rates, exchange and transfer fees, inflation and other economic uncertainties not faced by companies which do not transact their business in foreign currencies.

10. ActionView's business and operating results may be harmed by inflation and/or deflation.

11. Government regulation or any change in such regulation may adversely affect ActionView's business. Governmental regulation of the industry or specific products which the Company manufactures and sells may increase the costs associated with such business or may make the business unprofitable to the Company. Any regulation or laws which hinder the Company’s ability to sell its products or which increases its costs would have a material adverse effect on ActionView's business.

Risks associated with ActionView and its subsidiaries

12. ActionView's stock price is volatile with wide fluctuations in the past that are likely to continue in the future. The Company’s common stock trades domestically on the OTC-BB, a relatively illiquid and extremely volatile market. In order to maintain its listing status on the OTC-BB, the Company must file periodic reports with the SEC in a timely manner. If the Company does not maintain its reporting status it may have its securities delisted from the OTC-BB.

13. A small number of ActionView's stockholders own a substantial amount of the Company's Common Stock, and if such stockholders were to sell those shares in the public market within a short period of time, the price of ActionView's Common Stock could drop significantly.

14. ActionView may not be able to attract and retain qualified personnel necessary for the implementation of its business strategy. If the Company is not able to attract or retain qualified personnel, it is likely that the Company would be unable to remain competitive in its business resulting in a material adverse effect on ActionView's operations.

15. ActionView's business and operating results will be harmed if it is unable to successfully manage growth in its business.

16. ActionView does not expect to pay dividends in the foreseeable future. Because the Company does not intend to pay dividends in the foreseeable future, the potential return on an investor’s investment in the Company’s common stock cannot include any dividend income.

17. “Penny Stock” rules may make buying or selling ActionView's Common Stock difficult, and severely limit market liquidity. The Company’s common stock is defined as a “penny stock” under applicable federal securities laws. As such, the Company’s shares are more difficult to purchase and sell than other securities not subject to the “penny stock” rules.

Additional Risks

18. Future Equity Financings May Dilute Your Ownership Interests. The Company relies upon the availability of equity capital to fund its growth, which financing may or may not be available on favorable terms or at all. We cannot guarantee that additional financing, refinancing or other capital will be available in the amounts we desire or on favorable terms.

19. As of the date of this prospectus we have raised equity capital through the issuance of shares of our restricted common stock and will continue to do so for the foreseeable future. Subject to the implementation of our ongoing plan of operations and any revenues generated in relation thereto, we anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

20. The Company does not carry Officer and Director Liability Insurance coverage which would reduce the ability of investors to recover damages in the case of a claim against the Company and or its officers and directors for breach of duties or other liability claims.

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

There have been no significant changes in the Company's internal controls over financial reporting during the current fiscal period that have materially affected or are reasonably likely to materially affect, the internal controls over financial reporting.

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

ITEM 2.     UNREGISTERD SALES OF EQUITY SECURITIES

From March to May 2005, the Company raised private placement funds of $250,000 from a group of 12 investors by sale of 3,025,000 units of restricted 144 common stock at prices ranging from $0.08 to $0.10 per share. Each unit consists of one share of common stock of the Company and a one-half non-transferable share purchase warrant that entitles the shareholder to purchase one-half share of common stock at an exercise price of $0.17 for a period of one year from the closing date of this private placement. These shares were issued without registration in exempt transactions based on Section 4(2) of the Securities Act of 1933. The offering and issuance of these shares did not involve any general solicitation and did not involve an underwritten offering. No commissions were paid in connection with the offering of these shares.

In June of 2005, the Company issued 437,500 shares of 144 restricted common stock for services to a consultant at $0.10 per share of which $31,637 was prepaid at June 30, 2005. These shares were issued pursuant to an exemption from registration by Section 4(2) of the Securities Act of 1933.

In June of 2005, the Company issued 27,800 shares of restricted common stock as an equity inducement for financing services and a promissory note of $50,000 to one private individual. These shares were issued pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933.

As of June 30, 2005, the Company had approximately 16,537,675 potentially dilutive securities in the form of exchangeable shares (8,072,675), share purchase warrants (7,190,000) and stock options (1,275,675). There have been no changes in these securities since December 31, 2004.

The following stock and stock-related transactions have taken place subsequent to June 30, 2005:

In July of 2005, the Company issued 12,000 shares of its restricted common stock as an equity inducement for financing services and a promissory note of $12,000 to one private individual. These shares were issued pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933.

In July of 2005, the Company issued 2,000,000 shares of its 144 restricted common stock as consideration for financing services and a drawdown line of credit of $350,000 to be provided by CLX Investment Company, Inc. These shares will be issued to CLX on a pro-rata basis as the draw-down takes place over the period July to November 2005. Any unissued shares arising from not drawing down the maximum credit will be returned to the Company’s treasury. These shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.     SUBMISSION OF MATTERS FOR VOTE OF SECURITY HOLDERS

None

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8K

(a) Exhibits

Number	Exhibit Description

31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

A Form 8-K Current Notice was filed on June 9, 2005 reporting under Item 3.02, and reporting under Item 8.01.

A Form 8-K Current Notice was filed on July 5, 2005 reporting under Item 8.01.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTIONVIEW INTERNATIONAL, INC.

Dated: August 22, 2005	By: /s/ Christopher Stringer
Christopher Stringer
President, Chief Financial Officer and Director

Dated: August 22, 2005	By: /s/ Rick Mari
Rick Mari
Chief Executive Officer, Secretary and Director