Form 10QSB
period 2005-09-30
ACTIONVIEW INTERNATIONAL INC
filed 2005-11-21
CIK 789667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2005

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
Yes☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act) Yes ☐ No ☒

As of the date of this Report, the Registrant had 36,833,857 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☐

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

ACTIONVIEW INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(unaudited)
	$	$
ASSETS

CURRENT ASSETS
Cash	213,370	32,305
Accounts receivable, net of allowance for doubtful accounts	27,614	25,734
Inventory	131,513	139,531
Prepaid expenses and other assets (Note 3)	144,013	30,279

	516,510	227,849
PROPERTY AND EQUIPMENT(Note 4)	198,217	150,803
INTELLECTUAL PROPERTY RIGHTS (Note 5)	1,762,886	1,929,896
GOODWILL (Note 6)	431,572	431,572

	2,909,185	2,740,120

LIABILITIES

CURRENT LIABILITIES
Bank indebtedness (Note 7 and 14)	85,375	83,084
Accounts payable and accrued liabilities	165,514	318,137
Deferred revenue	4,433	2,335
Convertible promissory notes payable (Note 8)	155,700	-
Current portion of long-term debt (Note 9)	16,393	17,307
Due to related parties (Note 10)	312,490	167,647

	739,905	588,510
LONG-TERM DEBT (Note 9)	205,400	33,234

	945,305	621,744

CONTINGENCIES AND COMMITMENTS (Notes 1 and 12)

STOCKHOLDERS' EQUITY

COMMON STOCK (Note 11)
$0.001 par value; 75,000,000 shares authorized
27,700,082 issued and outstanding (December 31 04 - 21,316,515)	27,700	21,316
EXCHANGEABLE SHARES (Note 6)	2,421,803	2,421,803
ADDITIONAL PAID IN CAPITAL	4,157,791	3,559,812
OBLIGATION TO ISSUE SHARES	52,000	52,000
COMMON STOCK PURCHASE WARRANTS	130,800	76,200
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE	(4,826,214)	(4,012,755)

	1,963,880	2,118,376

	2,909,185	2,740,120
SUBSEQUENT EVENTS (Note 14)

The accompanying notes are an integral part of these interim consolidated financial statements.

ACTIONVIEW INTERNATIONAL, INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(Unaudited)

					Cumulative
					From Inception
	For the Three Months Ended Sept.30		For the Nine Months Ended Sept.30		(January 26, 1989) to
	2005	2004	2005	2004	Sept. 30, 2005
	$	$	$	$	$
SALES	15,450	16,662	59,917	115,925	231,573

COST OF SALES	7,765	9,941	30,579	63,619	113,885

GROSS PROFIT	7,685	6,721	29,338	52,306	117,688

OPERATING EXPENSES
Consulting fees	-	-	3,750	-	691,950
Product Development	43,568	48,061	97,196	94,055	248,558
Depreciation and amortization	69,509	65,960	203,827	194,845	554,276
Marketing	23,264	11,653	50,074	142,724	165,853
Investor relations	45,443	11,943	82,031	301,087	502,885
Professional fees	4,783	12,750	64,462	62,332	286,087
Salaries and management fees	73,029	6,200	190,140	63,848	575,045
Office and general administrative	28,488	8,281	91,537	66,288	1,397,109
Interest Expense	26,796	4,477	33,783	13,673	489,530
Loss on foreign exchange	22,544	-	25,997	-	32,609
	337,424	169,325	842,797	938,852	4,943,902

NET LOSS FOR THE PERIOD	(329,739)	(162,604)	(813,459)	(886,546)	(4,826,214)

DEFICIT, BEGINNING OF PERIOD	(4,496,475)	(3,276,985)	(4,012,755)	(2,553,043)	-

DEFICIT, END OF PERIOD	(4,826,214)	(3,439,589)	(4,826,214)	(3,439,589)	(4,826,214)

BASIC NET LOSS PER SHARE	(0.01)	(0.01)	(0.03)	(0.05)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	27,129,125	20,969,776	24,027,006	19,294,201

The accompanying notes are an integral part of these interim consolidated financial statements.

ACTIONVIEW INTERNATIONAL, INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASHFLOWS
(Unaudited)

			Cumulative
			From Inception
	For the Nine Months Ended		(January 26, 1989) to
	September 30		September 30
	2005	2004	2005
	$	$	$
CASH FLOW FROM (USED IN ) OPERATING ACTIVITIES
Net loss for the period	(813,459)	(886,546)	(4,826,214)
Non-cash items included in net loss for the period
Depreciation and amortization	203,827	194,936	555,459
Finance expense on beneficial conversion features	5,380	-	368,514
Bad debt expense accrual	20,000	-	360,000
Warrants issued for services	-	-	98,713
Stock based operating expenses	120,075	-	770,750
Changes in non-cash working capital
Accounts receivable	(21,880)	48,669	23,726
Inventories	8,018	56,070	(102,869)
Prepaid expenses and other assets, net of stock payments	(4,980)	253,190	4,244
Accounts payable and accrued liabilities, net of stock payments	(5,824)	(44,359)	815,027
Deferred revenue	2,098	7,287	1,621

NET CASH USED IN OPERATING ACTIVITIES	(486,745)	(370,753)	(1,931,029)

CASH FLOW FROM (USED IN ) INVESTING ACTIVITIES
Purchase of property and equipment	(84,231)	(171,524)	(254,168)
Net cash acquired on acquisition of ActionView	-	-	(53,439)
Cash acquired on reorganization	-	-	23,540

NET CASH USED IN INVESTING ACTIVITIES	(84,231)	(171,524)	(284,067)

CASH FLOW FROM (USED IN ) FINANCING ACTIVITIES
Increase (decrease) in bank indebtedness	2,291	(45,670)	45,707
Advances from related parties and shareholder	144,843	17,659	304,951
Issuance of notes payable for cash	155,700	8,251	155,700
Increase (decrease) in long term debt for cash, net	199,209	(21,473)	167,622
Proceeds from convertible notes payable	-	-	543,000
Payment of advance receivable	-	-	(340,000)
Issuance of common stock for cash	250,000	653,500	1,469,000
Additional contributed capital	-	-	82,488

NET CASH FROM FINANCING ACTIVITIES	752,043	612,267	2,428,468

INCREASE IN CASH	181,067	69,990	213,372

CASH, BEGINNING OF PERIOD	32,305	41,855	-

CASH, END OF PERIOD	213,372	111,845	213,372

Supplemental disclosure with respect to cash flows (Note 12)

The accompanying notes are an integral part of these interim consolidated financial statements.

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(unaudited)

(1)           NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

ActionView International, Inc. (formerly Acquisition Media, Inc.) (the "Company"), was incorporated on January 26, 1986, as Vantage, Inc., under the laws of the State of Nevada.

Following a number of name changes since incorporation, the Company changed its name again to ActionView International, Inc. on August 20, 2003. This was done to better reflect its new business operations during the process of acquiring 100% of ActionView Advertising Systems, Inc. and related technology rights through its wholly owned subsidiary company, 6126421 Canada Ltd. This acquisition was closed in September 2003. (See Notes 5 and 6).

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

In connection with its ad revenue business from Company-owned signs, the Company completed the incorporation of ActionView Far East Limited (“AVFE”) in February 2004 for the purpose of representing the Company and marketing its scrolling billboard products in both China and Hong Kong. (See Note 12).

Similarly, the Company completed a license and supply agreement with ActionView Australia (Proprietary) Limited (“AVAU”) in September 2004 for the purpose of representing the Company and marketing its scrolling sign products in both Australia and New Zealand. The Company has an option to purchase a 51% interest in AVAU for a nominal amount. (See Note 12).

The Company is currently considered a Development Stage Enterprise, under the guidelines of Statement of Financial Accounting Standards (“SFAS”) No. 7.

Going concern
These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. At September 30, 2005 the Company has a working capital deficiency of $223,395, has incurred losses since inception of $4,826,214 and further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. Accordingly, these factors raise doubt as to the Company’s ability to continue as a going concern.

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
September 30, 2005
(unaudited)

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

Basis of Presentation

The unaudited interim consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals and stock transactions) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these interim consolidated financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2004, included in the Company's annual report on Form 10-KSB.

(2)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)           Consolidated Financial Statements
These interim consolidated financial statements include the accounts of the Company, a Nevada Corporation, and its 100% interest in 6126421 Canada Ltd. (a wholly-owned Canadian subsidiary incorporated August 11, 2003) (“612 Canada“). 612 Canada also owns 100% of the issued and outstanding shares of ActionView Advertising Systems, Inc. (“ActionView”), a British Columbia corporation acquired effective September 9, 2003. (See Note 6)

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(unaudited)

(b)           Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments that are readily convertible into cash with maturity of three months or less when purchased. As at September 30, 2005, the cash and cash equivalents consist of bank deposits.

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

Rental Signs                                                           5 years
Leasehold Improvements                                     3 years
Furniture and fixtures                                           4 years

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

(e)           Disposal of long-lived assets
In accordance with SFAS 144, “Accounting for the Impairment on Disposal of Long-Lived Assets” (“SFAS 144”), the Company measures all long-lived assets that are to be disposed of by sale at the lower of book value or fair value less disposal costs.

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(unaudited)

(f)           Goodwill and other intangible assets
The Company has adopted the provision of the Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which revises the accounting for purchased goodwill and other intangible assets. Under SFAS 142, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment at least annually. Intangible assets with a definite life will be amortized over that expected life and will also be tested for impairment at least annually and whenever events or circumstances indicate a revision to the remaining period of amortization is warranted. The Company’s intellectual property is being amortized on a straight line basis over 10 years. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset. Although management has determined that there has been no impairment of intellectual property rights and goodwill at September 30, 2005, the recoverability of these intangible assets is also dependent on the Company’s ability to continue operating as a going concern. (See Note 1).

(g)           Foreign currency transactions
The functional currency of the Company and 612 Canada Ltd is the U.S. dollar and that of ActionView Advertising Systems, Inc is the Canadian dollar. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, the foreign currency financial statements of the Company’s subsidiaries are re-measured into U.S. dollars. Monetary assets and liabilities are re-measured using the foreign exchange rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the period and stockholders’ equity accounts and capital asset accounts are translated by using historical exchange rates. Any re-measurement gain or loss incurred is included in the consolidated income statement.

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
September 30, 2005
(unaudited)

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

(j)           Financial Instruments
In accordance with the requirements of SFAS No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash, accounts receivable, accounts payable, loans payable and amounts due to related parties approximate carrying value due to the immediate or short-term maturity of these financial instruments.

Fair values of long-term debt are based on market prices where available. When quoted market prices are not available, fair values are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

(k)           Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates used in preparing these financial statements are: valuation of stock purchase warrants, assessment of the fair value of goodwill and intangible assets, realizable value of inventories and the equity component of debt.

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(unaudited)

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

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(unaudited)

(m)           Loss Per Share
The computation of basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding common shares during the period, excluding the exchangeable shares as described in note 6, which have not yet been exchanged into common stock of the Company. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on net loss. As of September 30, 2005, the Company had 12,718,211 potentially dilutive securities in the form of exchangeable shares and share purchase warrants. The accompanying presentation only includes the basic loss per share since the potentially dilutive securities are anti-dilutive to basic loss per share.

(n)           Comparative figures
Certain of the comparative figures have been reclassified to conform to the current period’s presentation.

(3)           PREPAID EXPENSES

At September 30, 2005, prepaid expenses were $144,013 (December 31, 2004 - $30,279) which includes $105,842 of prepayments, by way of stock issued for deferred interest on notes payable & long term debt and consulting services, all of which are being amortized straight-line over the term of the related contracts. (See notes 8 and 9b)

(4)           FIXED ASSETS

	September 30,	December 31,
	2005	2004
Rental signs	$336,981	$256,973
Furniture and computers	8,397	4,174
Leasehold improvements	10,785	10,785

	356,163	271,932
Less: accumulated depreciation	(157,946)	(121,129)

Net book value	198,217	150,803

Both the bank indebtedness and the Business Development Corporation loan, described in notes 7 and 9(a) respectively, are secured by a general security agreement over all the Company assets and are guaranteed by the Company’s two directors.

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(unaudited)

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

In accordance with the provisions of SFAS 142 “Goodwill and other Intangible Assets”, the Company is amortizing the cost of the Intellectual Property Rights, on a straight-line basis, over the estimated life which has been determined, by management, to be ten years. As at September 30, 2005 and December 31, 2004, management has determined that no impairment of intellectual property rights has occurred.

	September 30,	December 31,
	2005	2004
	$	$

Intellectual property	2,226,803	2,226,803
Less: accumulated amortization	(463,917)	(296,907)

Net book value	1,762,886	1,929,896

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

Concurrent with the acquisition of ActionView, the Company issued 327,325 shares of common stock on settlement of a total of $98,197 owing to the two principals of ActionView who became directors of the Company, subsequent to the acquisition.

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(unaudited)

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

In accordance with the provisions of SFAS 142 “Goodwill and other Intangible Assets” the Company no longer amortizes goodwill, but is required to test for recoverability of long-lived assets and when the carrying amount of an asset exceeds its fair value, is required to recognize an impairment loss. At September 30, 2005 goodwill is assessed by management not to be impaired.

The consolidated results of operations of the Company include the results of operations of ActionView from the date of acquisition on September 9, 2003.

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(unaudited)

(7)           BANK INDEBTEDNESS

At September 30, 2005, the Company’s full operating line of credit with the Royal Bank of Canada was being utilized in the amount of $85,375 (Cdn $100,000). It is payable on demand; bears interest at prime rate plus 1.55% per annum; is secured by a general security agreement over all Company assets; and is guaranteed by the Company’s two directors. Subsequent to September 30, 2005, the bank indebtedness was voluntarily repaid by the Company with the line of credit remaining intact for future use as required.(See Note 14)

(8)           CONVERTIBLE PROMISSORY NOTES PAYABLE

At September 30, 2005, the promissory notes payable were $155,700 (December 31, 2004 - $nil) owing to four private individuals in amounts ranging from $12,000 to $50,000 bearing interest at 15% per annum, payable quarterly in advance, and repayable in cash or shares. At the note holders’ option, the notes may be converted into common stock of the Company at a 15% discount to the volume weighted average price during the ten days prior to the annual due dates. As an equity inducement to the note holders, the Company issued 105,390 shares of restricted common stock, with a fair value of $12,953, pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $12,953. This value is being deferred and amortized straight-line as interest expense over the term of the notes (12 months). During the nine months ended September 30, 2005 $3,018 was expensed as non-cash interest pertaining to these notes.

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(unaudited)

(9)           LONG TERM DEBT

At September 30, 2005, the long term debt of $205,400 (December 31, 2004 - $33,234) was comprised of term loans, convertible loans and a draw-down line of credit as follows:

a) Term Loans - $21,855

	September 30	December 31
	2005	2004

(i) Term loan with the Royal Bank, bearing interest at Royal Bank prime plus 2.25% per annum with monthly principal payments of $1,425 (Cdn $1,715) plus interest.	$-	$1,355

(ii) Business Development Corporation (“BDC”) loan, bearing interest at BDC prime plus 2% per annum with monthly payments of interest only, the principal being repayable by November 23, 2007 via monthly payments of $664 (Cdn $800) commencing October 2002.	$20,490	$25,921

(ii) BDC loan, bearing interest at BDC prime plus 4% per annum with monthly principal payments of $664 (Cdn $800) plus interest and due March 23, 2008.	$17,758	$23,265

	$38,248	$50,541

Less: current portion	(16,393)	(17,307)

Long term portion	$21,855	$33,234

The term loans are secured by a general security agreement over all Company assets and guaranteed by the Company’s two directors.

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(unaudited)

b) Convertible Loans - $33,544

During the quarter ended September 30, 2005, the company borrowed $61,500 of non-interest bearing loans from two private individuals with unspecified repayment terms after eighteen months. After this time period, the loans are convertible at the lenders’ option into 783,036 shares of commom stock averaging $0.08 per share along with an equivalent number of warrants exercisable at $0.10 per share for an unspecified time period.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $12,953. This value is being deferred and amortized over the term of the notes (18 months). During the nine months ended September 30, 2005 $2,364 was expensed as non-cash interest pertaining to these loans.

In addition and in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $29,600 as common stock purchase warrants. The Company will record further interest expense over the term of the Convertible Debentures of $29,600 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the Convertible Debentures will be accreted to the face value of $61,500 to maturity. To September 30, 2005, interest expense of $1,644 has been accreted increasing the carrying value of the Convertible Loans to $33,544.

c) Drawdown Line of Credit - $150,000

During the quarter ended September 30, 2005, the Company borrowed $150,000 of a maximum $350,000 draw-down credit line from CLX Investment Company, Inc. (“CLX”) of Temecula, California, bearing interest at 8% per annum. There is no specified draw down period. As consideration, the Company set aside 2,000,000 shares of its 144 restricted common stock for pro-rata release to CLX during the draw-down period, pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. Any unissued shares arising from not drawing down the maximum amount will be returned to Company treasury.

The draw-down amount is repayable at $25,000 per month commencing nine months after receiving the last draw-down from CLX, which is expected by the end of the 2006 first quarter.

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(unaudited)

Principal repayments

The aggregate amount of principal payments required in each of the next three years to meet the long term debt retirement provisions is as follows:

September 30, 2006	$16,393

September 30, 2007	166,393

September 30, 2008	5,462

$188,248

(10)          RELATED PARTY TRANSACTIONS

At September 30, 2005, the Company owed a total of $303,587 (December 31, 2004 - $167,647) to the directors and their private companies and $8,903 to another shareholder. For the nine months ended September 30, 2005, management fees of $180,000 (2004 - $0) were accrued for Company directors and their two private companies substantially all of which remains unpaid at September 31, 2005. These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

All related party transactions are conducted in the ordinary course of business and are measured at the exchange amount, which is the consideration established and agreed by the related parties.

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

In the 1st quarter of 2005, the Company issued 180,000 shares of Form S8 unrestricted common stock for consulting services for preparation of continuous disclosure documents at $0.10 per share.

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(unaudited)

In the 2nd quarter of 2005, the Company issued 5,240,667 shares of its common stock as follows:

         i) 3,025,000 units of restricted 144 common stock under private placement for cash of $250,000 at prices ranging from $0.08 to $0.10 per share. Each unit consists of one share of common stock of the Company and a one-half non-transferable share purchase warrant that entitles the shareholder to purchase one-half share of common stock at an exercise price of $0.17 for a period of one year from the closing date. These shares were issued to a group of 12 investors without registration in exempt transactions based on Section 4(2) of the Securities Act of 1933. No commission was paid in connection with the offering of these shares. The fair value of the warrants was estimated to be $25,000 and has been recorded as a separate component of stockholder’s equity.

         ii) 282,367 shares of Form S8 unrestricted common stock of the Company for consulting services regarding preparation of legal contracts, continuous disclosure documents, business planning and sales & marketing services at $0.10 to $0.15 per share.

         iii) 1,468,000 shares of Form S8 unrestricted common stock for settlement of accounts payable at $0.10 per share.

         iv) 437,500 shares of 144 restricted common stock for certain consulting services at $0.10 per share. These shares were issued pursuant to an exemption from registration by Section 4(2) of the Securities Act of 1933.

         v) 27,800 shares of restricted common stock, at $0.15 per share, as an equity inducement for financing services and a promissory note of $50,000 to one private individual. These shares were issued pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933.

In the 3rd quarter of 2005, the company issued 962,900 shares of its common stock as follows:

         i) 77,590 shares of restricted 144 common stock, at $0.08 to $0.10 per share, as an equity inducement for financing services and promissory notes of $105,700 to three private individuals. These shares were issued pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933.

         ii) 571,500 shares of restricted 144 common stock at $0.11 per share, as consideration for drawdown of $150,000 under line of credit agreement with CLX. (See Note 9)

         iii) 313,810 shares of Form S8 unrestricted common stock, at $0.10 per share, for consulting services regarding preparation of legal contracts, continuous disclosure documents, business planning and sales & marketing services.

At September 30, 2005, the Company had approximately 12,718,211 potentially dilutive securities outstanding (December 31, 2005 – 16,537,675) in the form of exchangeable shares (8,072,675) and stock purchase warrants (4,645,536). Stock options of 2,750,000 are available but have not been granted currently. During the nine months ended September 30, 2005, 4,740,000 stock purchase warrants expired and 2,195,536 were issued as part of new financings; and 1,275,000 stock options expired.

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(unaudited)

(12)          CURRENT PROJECTS AND OPERATING AGREEMENTS

China
In June 2004 (updated in May 2005), AVFE reached an agreement with Chuangrun Advertising Limited (“Chuangrun”), a Hong Kong corporation, whereby both AVFE and Chuangrun, through its subsidiary in China, will identify and secure locations and advertisers in Guangzhou and other large cities in China. In addition, AVFE will provide ongoing maintenance of the installed Company-owned billboards.

On behalf of the Company, AVFE and Chuangrun, have the following agreements for the placement of 210 of the Company’s scrolling billboards in southern China:

Guangzhou Baiyun Airport – This airport opened in August 2004 with an estimated capacity of 80 million passengers annually. The Company has contracts for the placement of: (i) 50 double-sided 4’x6’ billboards in the airport-link bus stop locations; and (ii) 100 interior panorama 10’x5’ billboards at the international arrivals and domestic departures locations. Installation of the 50 bus stop signs is expected to begin in the fourth quarter 2005 with completion anticipated for early 2006. Chuangrun has pre-sold most advertising space on the signs under 12 month contracts. The panoramas are scheduled for installation in the late first quarter 2006 with Chuangrun having received commitments for most of the advertising space available.

Guangzhou Mass Transit Railroad (“MTR”) – The MTR is Guangzhou city’s new subway system with ten planned transit lines. The Company has a contract for the placement of 60 double sided 4’x6’ billboards in the first MTR line of which 10 were recently installed. No revenue has been received to date.

Australia and New Zealand
In accordance with the license & Supply Agreement with AVAU, AVAU signed a contract in June 2005 with an advertising company in Australia called Open Media Management Pty Ltd. Through this agreement the Company will provide 4x6 scrolling billboards to Open Media for placement in Supermarket and Department store chains who are Open Media clients. The agreement provides the Company with minimum orders of 200 billboards for 2005-06 with minimum revenue guarantees and a percentage of the advertising revenues from each sign. Supply and installation is expected to begin in the 1st quarter 2006 subject to Open Media securing advertising contracts in support of its first purchase order.

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(unaudited)

(13)          SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Nine months	Nine months
	ended	ended
	September	September
	30,2005	30,2004

Cash paid during the period for:

Interest and bank charges
	$28,401	$13,673
Income taxes	-	-

During the nine months ended September 30, 2005, the Company issued a total of 3,178,567 shares of common stock in settlement of various service and debt obligations.

In the 1st quarter of 2005, 180,000 shares of Form S8 unrestricted common stock were issued in settlement of consulting services regarding preparation of continuous disclosure documents at $0.10 per share.

In the 2nd quarter of 2005, 2,215,667 shares of common stock were issued in settlement of various service and debt obligations as follows:

         i) 282,367 shares of Form S8 unrestricted common stock for consulting services regarding preparation of legal contracts, continuous disclosure documents, business planning and sales & marketing services at $0.10 to $0.15 per share.

         ii) 1,468,000 shares of Form S8 unrestricted common stock for settlement of accounts payable at $0.10 per share.

         iii) 437,500 shares of 144 restricted common stock for certain consulting services at $0.10 per share. These shares were issued pursuant to an exemption from registration by Section 4(2) of the Securities Act of 1933.

         iv) 27,800 shares of restricted common stock as an equity inducement for financing services and a promissory note of $50,000 to one private individual. These shares were issued pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933.

In the 3rd quarter of 2005, 962,900 shares were issued in settlement of various service obligations as follows:

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(unaudited)

         i) 77,590 shares of restricted 144 common stock as an equity inducement for financing services and promissory notes of $105,700 to three private individuals. These shares were issued pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933.

         ii) 571,500 shares of restricted 144 common stock as consideration for pro-rata drawdown of $150,000 under line of credit agreement with CLX Investment Company, Inc. (See Note 9)

         iii) 313,810 shares of Form S8 unrestricted common stock for consulting services regarding preparation of legal contracts, continuous disclosure documents, business planning and sales & marketing services at $0.10 per share.

(14)          SUBSEQUENT EVENTS

Significant events of the Company subsequent to September 30, 2005 were as follows:

         i) an additional $50,000 was borrowed from CLX Investment Company, Inc under the draw-down line of credit described in Note 9.

         ii) On October 14, 2005 the bank indebtedness of $85,375 at September 30, 2005 was voluntarily repaid by the Company to the Royal Bank of Canada.

         iii) On October 19, 2005 the Company completed the AVFE shareholders’ agreement.

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

a) Brief Company History and Development

The Organization

ActionView International, Inc. formerly known as Acquisition Media, Inc. currently trades on the OTC Bulletin Board under the symbol "AVWI" and is referred to in this Form 10-QSB as the "Company", the "Registrant", the "Issuer" or “ActionView”. The company was listed involuntarily for trading on the Berlin-Bremen Stock Exchange under the symbol "VW6" and has taken preliminary steps to de-list itself from this Exchange.

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

In February 2004, the Company completed the incorporation of and became a 50% shareholder in ActionView Far East Limited (“AVFE”) for the purpose of marketing it’s scrolling billboard products in both China and Hong Kong. In June 2004 (updated in May 2005), AVFE reached an agreement with Chuangrun Advertising Limited (“Chuangrun”), a Hong Kong corporation with strong connections to the business establishment in China, whereby both AVFE and Chuangrun (now called Titan Media) will identify and secure locations and advertisers in Guangzhou and other large cities in China for a term of 10 years. In addition, AVFE will provide ongoing maintenance of the installed Company-owned billboards. In October 2005, a definitive shareholders’ agreement was put in place allowing the Company to control the Board of Directors and support the start-up of commercial operations.

In September 2004, the Company signed a license agreement with ActionView Australia Limited (“AVAU”) to develop the ActionView business in Australia on a revenue sharing basis. ActionView will provide the Company-owned billboards and AVAU will provide marketing and billboard maintenance services. The Company has an option to purchase a 51% interest in AVAU for nominal amount once the business gets established in early 2006. In June 2005, AVAU signed a contract with an advertising company in Australia called Open Media.Management (Proprietary) Ltd. Through this agreement the Company will provide 4x6 scrolling billboards to Open Media for placement in Supermarket and Department store chains that are Open Media clients for a term of up to 10 years.

AVFE is expected to commence commercial operations in late 2005 and AVUS, in first half 2006.

In North America, business is generated by the management team, an independent agent located in Las Vegas, Nevada and 4 active franchise operations located in Penticton BC, Yellowknife NWT, Houston TX. and Dubai United Emirates

The Company contracts its sign manufacturing to a substantial manufacturer in China with over 7,000 employees in Guangdong Province. It manufactures and ships internationally under the supervision of an employee of ActionView International on site.

The Company is headquartered in Vancouver, BC, Canada, where the management and staff of the Company work. The management consists of CEO/Founder, President and contract CFO with support staff consisting of an administrative assistant, a maintenance/product development technician, and a part-time book-keeper. The office is located at Suite 103 – 221 East 10th Avenue, Vancouver, British Columbia, Canada with an adjacent warehouse and development facility. Its telephone number is (604) 878-0200 or toll free (866) 878-0200 and its facsimile number is (604) 879-8224.

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

In Vancouver the Company operates a small advertising operation where a number of signs are located in local malls with advertisers, generating approximately $6,000 per month for the Company.

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

The product development process resulted in a product that is versatile, attractive and technically ahead of its competitors because of its sophisticated digitally controlled electronic components and high quality mechanics.

Manufacturing was moved off-shore from Canada to China in 2003 in order to benefit from the mass manufacturing capabilities and economies of scale in China. The Company’s signs are being assembled in China by a team of design engineers and computer technicians.

Sales of the ActionView product began with a franchising program that exposed the scrolling sign concept to shopping mall markets in Canada and the United States. Over the past 1.5 years, the Company has expanded its business model to international markets through strategic alliances for the ActionView product lines in conjunction with revenue sharing programs.

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

c) Results of Operation

The unaudited financial statements for the three month period (“2005 3rd quarter”) and nine month period (“2005 year to date”) ended September 30, 2005 are compared below to the unaudited financial statements for the corresponding periods ended Septemebr 30, 2004 (“2004 3rd quarter” and “2004 year to date”) and to some extent to the audited financial statements for the year ended December 31, 2004 (“2004 year”).

Revenue

The Company reported revenues of $15,450 for the 2005 3rd quarter compared to $16,662 for the 2004 3rd quarter. Ad revenues from signs placed in Vancouver shopping malls continued to be lower as a result of a planned change in business strategy towards international markets, especially China and Australia, where the short to mid-term opportunities have significantly more potential than North America. Following sign installations at the new Guangzhou Baiyun International Airport in southern China, scheduled to begin in 4th quarter 2005, the company will see significant increases in ad revenues in the near future.

The Company reported revenues of $59,917 for the 2005 year to date compared to $115,925 for the 2004 year to date. Ad revenues declined due to the strategy change identified above. Moreover, the 2004 year to date included the sale of six signs to the Yellowknife franchise versus only 3 signs sold to existing franchises in the 2005 year to date.

Gross Profit

The Company generated gross profits of $7,685 in the 2005 3rd quarter compared to $6,721 in the 2004 3rd quarter, and $29,338 for the 2005 year to date compared to $52,306 for the 2004 year to date. As previously reported, margins continue to improve following the decision to move sign production from Canada to China and benefit from the mass manufacturing capabilities and economies of scale in China.

Operating Expenses

The Company reported operating expenses of $337,424 for the 2005 3rd quarter compared to $169,325 for the 2004 3rd quarter. The net increase of $168,099 was due to the following:

-

decrease in Product Development expenses to $43,568 from $48,061 mainly due to unbilled modifications from the China contract manufacturer regarding the Guangzhou bus stop signs which will be billed next quarter.

-	increase in Depreciation and Amortization expense to $69,509 from $65,960 due to more company-owned signs in the market for beta testing
-	increase in Marketing expenses to $23,264 from $11,653 due to on-going presentations and market development activities with many good prospects in the US, particularly in Nevada, California and Texas
-

increase in Investor Relations expenses to $45,443 from $11,943 due to renewed efforts to try and keep shareholders and potential investors informed of the significant new developments taking place in the company, especially in China and Australia.

-

decrease in Professional Fees to $4,783 from $12,750 due to the ‘quiet period’ with lawyers and accountants while waiting for feedback from the SEC regarding the amended SB-2 registration statement filed on August 5, 2005 pursuant to Section 8(a) of the Securities Act.

-

increase in Salaries and Management Fees to $73,029 from $6,200 due to not starting the accrual of senior management compensation until the beginning of fiscal 2005. These amounts remain substantially unpaid to date.

-	increase in office and administration expenses to $28,488 from $8,281 primarily due to more management travel to China regarding preparations for starting up the Guangzhou airport project.
-

increase in interest expense to $26,796 from $4,477 due to significant increase in debt financing including both amortization of bonus shares (as equity inducements) and the embedded beneficial conversion rights as interest expense.

-	loss on foreign exchange to $22,544 from $nil due to impact of the strengthening C$ on the conversion of operating company financial statements into US$.

The Company reported operating expenses of $842,797 for the 2005 year to date compared to $938,852 for the 2004 year to date. The net decrease of $96,055 was due primarily to the same reasons provided above:

-	increase in Consulting fees to $3,750 from $nil
-	increase in Product Development expenses to $97,196 from $94,055 mainly due to product design modifications required for the Guangzhou Airport signs at the bus stops linking the terminals.

-	increase in Depreciation and Amortization expense to $203,827 from $194,845
-	decrease in Marketing expenses to $50,074 from $142,724 due to the redeployment of resources away from the higher costs of marketing to major Canadian retail chains in the 2004 year to date.
-	decrease in Investor Relations expenses to $82,031 from $301,087 following discontinuance of the high cost investor relations program that existed in the 2004 year to date.
-	increase in Professional Fees to $64,462 from $62,332
-	increase in Salaries and Management Fees to $190,141 from $63,848
-	increase in office and administration expenses to $91,537 from $66,288 due to certain bad debt write-offs in the 2005 year to date.
-	increase in interest expense to $33,783 from $13,673
-	increase in loss on foreign exchange to $25,997 from $nil

Net Loss

The company reported a net loss from operations of $329,739 for the 2005 3rd quarter compared to $162,604 in the 2004 3rd quarter. The net increase of $167,135 was due to a combination of factors, including: increased depreciation and amortization ($3,549), increased marketing expenses ($11,611) increased investor relations ($33,500), increased salaries and management fees ($66,829), increased office and general administrative expenses ($20,207), increased interest expense ($22,319) and increased loss on foreign exchange ($22,544). These results were partially offset by increased gross profit ($964), decreased product development expenses ($4,493), and decreased professional fees ($7,967).

The company reported a net loss from operations of $813,459 for the 2005 year to date compared to $886,546 in the 2004 year to date. The net decrease of $73,087 was due to a combination of factors, including: decreased marketing expenses ($92,650) and decreased investor relations ($219,056). These results were significantly offset by decreased gross profit ($22,968), increased consulting fees ($3,750), increased product development expenses ($3,141), increased depreciation and amortization ($8,982), increased professional fees ($2,130), increased salaries and management fees ($126,293), increased office and general administrative expenses ($25,249), increased interest expense ($20,110), and increased loss on foreign exchange ($25,997).

d) Liquidity and Capital Resources

At September 30, 2005, the Company had a cash balance of $213,370 as part of its working capital deficiency of $223,395 compared to a cash balance of $32,305 as part of its working capital deficiency of $360,661 at December 31, 2004.

The increase in cash of $181,065 during the 2005 year to date resulted from the following cash flow activities:

-

Net cash used in operating activities of $486,745 in the 2005 year to date (vs $370,753 in the 2004 year to date) due to combination of $464,177 cash used in operations for the 2005 year to date (vs $691,610 in the 2004 year to date) and an increase in non-cash working capital of $22,568 (vs decrease of $320,857 in the 2004 year to date).

-	Net cash used in investing activities was $84,231 in the 2005 year to date ($171,524 in the 2004 year to date) due to manufacturing of signs for the Guangzhou Airport project
-

Net cash flow from financing activities was $752,043 in the 2005 year to date (vs $612,267 in the 2004 year to date) due to cash received from private placement share subscriptions, additional debt financings and advances from related parties arising from accrued but unpaid compensation.

Subsequent to September 30, 2005, the Company borrowed an additional $50,000 under drawdown line of credit agreement with CLX Investments Inc and voluntarily repaid its bank indebtedness of $85,375 to the Royal Bank of Canada.

At November 15, 2005, the Company has $475,661 in contractual debt obligations as follows:

(i)	Two Business Development Corporation (“BDC”) loans bearing interest at prime plus 2% to 4% per annum repayable in monthly principal amounts of $1,302 - $38,248
(ii)	Promissory notes with four private individuals bearing interest at 15% per annum repayable in cash or shares at the noteholders’ option on the anniversary dates of each 12 month note - $155,700
(iii)

Loans with two private individuals, non-interest bearing with unspecified repayment terms and after 18 months convertible at the lenders’ option into common shares and share purchase warrants of the Company - $61,500 undiscounted

(iv)

Drawdown line of credit with CLX Investments, Inc. up to a maximum of $350,000 bearing interest at 8% per annum repayable at $25,000 per month commencing nine months after receiving the last draw-down from CLX, which is expected by the end of first quarter 2006 - $200,000.

The Company's continuation as a going concern is uncertain and dependant upon successfully bringing its products and services to market; achieving profitable business operations in the future; and obtaining additional sources of financing to sustain its operations, the outcome of which cannot be exactly predicted at this time. In the event the Company cannot generate sufficient revenues from operations or obtain additional sources of financing sufficient to sustain the Company’s operations, it will be necessary to delay, curtail or cancel further development of its products and services.

e) Plan of Operation for Next Twelve Months

Current Projects and Operating Agreements

The Company is in the midst of fulfilling existing contracts in China and Australia for the manufacture and placement of 250 billboard signs along with continuing to develop other growth opportunities as described below.

China

On behalf of the Company and through their various business connections and relationships in China, AVFE and Chuangrun have 3 contracts for the placement of 210 ActionView scrolling billboards in Guangzhou as follows:

A) Guangzhou Baiyun Airport – 2 contracts for the placement of 150 signs at this airport. It opened in August 2004 and is destined to become the largest airport in Asia when completed with an estimated capacity of 80 million passengers per year. Guangzhou is a city in southern China experiencing significant economic growth with a population of approximately 17 million people. Latest information on the 2 contracts is as follows:

(i) 50 double-sided billboards (4’wide x 8’tall) in the airport-link bus stop locations. Airport authority design modifications have put the initial installation period back to late fourth quarter 2005. The most significant modification was the positive addition of an LED display attached to the top of the scroller sign for airport messaging. Despite some cost increases and assuming 80%

advertising occupancy, this contract remains profitable and therefore worthwhile for the Company to vigorously pursue. Approximately 70% of the manufacturing costs have been paid to date with the balance due on completion.

Installations are now expected to begin shortly with completion in early 2006. Approximately 80% of available advertising space has been pre-sold by Chuangrun under contracts limited to one year. It is estimated the first full year of operation will generate approximately US$8.64 million annual gross revenue for all participants based on 80% advertising capacity. The ActionView Group expects to net approximately $1.4 million of this amount.

(ii) 100 large landscape mode motion billboards (10’wide x 5’tall) in the domestic terminal. This project is scheduled to commence following installation completion of the bus stop signs in the late 1st quarter 2006 with most of the advertising already pre-sold by Chuangrun. It is estimated the first full year of operations will generate approximately US$18.36 million annual gross revenue for all participants based on 80% advertising capacity. The ActionView Group expects to net approximately $2.6 million of this amount.

     In addition, contract discussions are underway with two other large airports in China for the placement of 125 more ActionView signs in 2006.

B) Guangzhou Mass Transit Railroad (“MTR”) – The 3rd existing contract in China is for 60 ActionView double sided 4’x6’ billboards at the first MTR line of which 10 have already been installed. The MTR is Guangzhou’s new subway system with ten transit lines planned. The first transit line is up and running with approximately 750,000 passengers per day, representing only 4.4% of the area’s population and therefore lots of room for growth in the future. Additional MTR locations are being prepared for the balance of the signs for expected installation in the first half 2006. Once advertising contracts have been completed, revenues will start to flow into the ActionView Group.

Australia and New Zealand

In accordance with the license & Supply Agreement with AVAU, AVAU signed a contract in June 2005 with an advertising company in Australia called Open Media Management Pty Ltd. Through this agreement the Company will provide 4x6 scrolling billboards to Open Media for placement in Supermarket and Department store chains who are Open Media clients. The agreement provides for minimum orders of 200 billboards for 2005-06 with minimum revenue guarantees plus a percentage of the advertising revenues from each sign. As in China, the Company will supply the signs and retain ownership throughout the term of the agreement with Open Media. ActionView Australia will manage the Company‘s assets and share in the revenue generated by the signs. Subject to certain contingencies and other factors, including Open Media securing advertising contracts, ActionView Group anticipates an aggregate minimum revenue of $1.9 million within three years of the signs’ installation dates. Supply and installation is expected to begin late in the 1st quarter 2006.

Other growth opportunities

Dubai, UAE

The ActionView franchisee in Dubai has placed 20 signs in shopping centers, movie theatres and super markets and is scheduled to place an order for 3 more in the 4th quarter 2005. Recently, 3 ActionView signs were placed into a chain of gas stations (Emirate Petroleum) for beta testing purposes and so far the test results have gone extremely well with nearly all advertising spaces sold out. The next phase will be the placement of 25 more signs throughout the gas station chain which will generate revenue from sign sales for the Company (from the Dubai franchise) in the coming months.

Yellowknife, Northwest Territories, Canada

The franchise was sold in 2004 along with an initial order of 6 ActionView 4x6 scrolling signs. 2 more signs have been purchased since then and the Company is now receiving royalty revenue primarily due to the strong economy in the Northwest Territories which is expected to continue into the foreseeable future.

Las Vegas, USA

An advertising company representing McCarron International Airport in Las Vegas has successfully completed a beta test of the ActionView sign. We continue to await their decision on purchasing signs for use in the Las Vegas Airport. Other on-going market development opportunities are underway in the US through our sales agent in Las Vegas.

India

Representatives from a business group in India, who learned about the Company success at the Guangzhou airport project, visited the ActionView manufacturing facility in China in late October with Rick Mari (CEO) and Trevor Reber (VP Manufacturing). Discussions continue regarding potential development of the ActionView airport advertising program in India.

Product development, capital requirements and expected revenue

Since the acquisition of ActionView Advertising Systems, Inc in September 2003, the Company has been focused on developing and implementing its business plan including building brand recognition, gaining market share, meeting customer expectations, tailoring products to meet customer specifications, following up to ensure customer satisfaction, and staying on the leading edge of technology with product development spending to enhance the product line.

The Company's design and production staff was successful in developing several new sign products and support technologies during 2004 and 2005 which helped to secure the two China contracts at the new Guangzhou Baiyun Airport. The Company is committed to continuing its Product Development efforts in order to meet on-going customer demands for new and improved products. Additional qualified employees, agents, or independent contractors, augmented by the leasing or purchase of specialized equipment, will be employed “as needed” in the future and when working capital permits.

The Company’s primary goal over the next twelve to eighteen months is to place or sell up to 1000 signs into a growing network of contacts and customers prospects throughout the world. This plan may be realized from current contracts, contracts currently being negotiated, or contracts expected to be negotiated. It is expected that Q1-06 will be a turn-around quarter for the Company leading to approximately US$3.8 million of consolidated annual revenue for the ActionView Group in 2006 from China and Australia.

Although this amount is only a projection and subject to various factors beyond the company’s control, it is ambitious and requires the Company to raise approximately $1.6 million in debt/ equity financing over the next six months in advance of achieving positive cash flow. The approximate use of the funds will be as follows:

Manufacturing of signs	$1,000,000
Working capital for on-going operating expenses	$350,000
Research and development of scrolling sign technology	$150,000
Contingency allowance	$100,000
Total	$1,600,000

During 2005 to date, the Company has raised approximately US$650,000 (six hundred and fifty thousand) for execution of its business plan. Completing existing orders and commitments under the various agreements discussed above is primarily dependent on the Company’s ability to obtain additional funding through its ongoing fund raising efforts. However, there can be no assurance that additional capital funds will be available on terms acceptable to the Company, if at all. Failure to obtain adequate funding may result in the Company being unable to complete it’s existing contracted projects or continue its operations as a going concern.

Additions to Management Team

The Company intends to expand its management team with two key appointments including VP Sales & Marketing for North America and Chief Financial Officer. These positions are being filled at present on a contract basis thereby allowing management to concentrate on business plan execution, product development & manufacturing, and fund raising for the benefit of the business in general and the shareholders/ investors in particular.

f) Contractual Obligations and Off-Balance Sheet Arrangements

The following table provides a summary of the Company’s contractual debt obligations at September 30, 2005:

	Balance September 30 , 2005	Payments 2006	Payments 2007	Payments 2008
Demand bank loan	$85,375	On demand	On demand	On demand
Promissory notes	$155,700	$155,700
Long term debt	$38,248	$16,393	$16,393	$5,462
Convertible loans – discounted carrying value	$33,544		$33,544
Draw-down line of credit	$150,000		$150,000
Office and warehouse lease	$nil	$25,400	$21,145
Total	$462,867

Notes to the table are set forth below.

(1)	The demand bank loan bears interest at prime plus 1.55% collateralized by all of the Company’s assets and personally guaranteed by the Company’s two directors.
(2)	The promissory notes payable bear interest at 8% to 15% per annum repayable in cash or shares, at the note holders’ option on the anniversary date of each 12 month note.
(3)	The long-term debt bears interest at prime plus 2% to 4% per annum repayable in monthly principal amounts of $1,302.
(4)	The convertible loans are non-interest bearing with unspecified repayment terms and after 18 months convertible at lenders’ option into shares and share purchase warrants of the Company.
At the date of issuance, the fair value of the $61,500 cash received was recorded at $31,900. This amount was subsequently increased to $33,544 following the accretion of interest expense.
(5)

The line of credit bears interest at 8% per annum repayable at $25,000 per month commencing nine months after receiving the last draw-down from CLX, which is expected by the end of the 2006 first quarter.

(6)	The office and warehouse leases carry a monthly payment of $2,117 per month. The lease term is three years, expiring on October 31, 2006 with a renewal option.

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

It is the opinion of the Company’s principal accounting officer and President, based upon an evaluation completed as of the end of the period covered by this report, that the Company’s disclosure controls and procedures are effective and ensure that any material information relating to the Company is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures.

There have been no significant changes in the Company's internal controls over financial reporting during the current fiscal period that have materially affected or are reasonably likely to materially affect, the internal controls over financial reporting.

PART II - OTHER INFORMATION

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

In the 1st quarter of 2005, the Company issued 180,000 shares of Form S8 unrestricted common stock for consulting services regarding preparation of continuous disclosure documents at $0.10 per share.

In the 2nd quarter of 2005, the Company issued 5,240,667 shares of its common stock as follows:

i) 3,025,000 units of restricted 144 common stock under private placement for cash of $250,000 at prices ranging from $0.08 to $0.10 per share. Each unit consists of one share of common stock of the Company and a one-half non-transferable share purchase warrant that entitles the shareholder to purchase one-half share of common stock at an exercise price of $0.17 for a period of one year from the closing date. These shares were issued to a group of 12 investors without registration in exempt transactions based on Section 4(2) of the Securities Act of 1933. No commission was paid in connection with the offering of these shares. The fair value of the warrants was estimated to be $25,000 and has been recorded as a separate component of stockholder’s equity.

ii) 282,367 shares of Form S8 unrestricted common stock of the Company for consulting services regarding preparation of legal contracts, continuous disclosure documents, business planning and sales & marketing services at $0.10 to $0.15 per share.

iii) 1,468,000 shares of Form S8 unrestricted common stock for settlement of accounts payable at $0.10 per share.

iv) 437,500 shares of 144 restricted common stock for certain consulting services at $0.10 per share of which $7,909 was prepaid at September 30, 2005. These shares were issued pursuant to an exemption from registration by Section 4(2) of the Securities Act of 1933.

v) 27,800 shares of restricted common stock at $0.15 per share as an equity inducement for financing services and a promissory note of $50,000 to one private individual. These shares were issued pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933.

In the 3rd quarter of 2005, the company issued 962,900 shares of its common stock as follows:

i) 77,590 shares of restricted 144 common stock at $0.08 to $0.10 per share as an equity inducement for financing services and promissory notes of $105,700 to three private individuals. These shares were issued pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933.

ii) 571,500 shares of restricted 144 common stock at $0.11 per share as consideration for drawdown of $150,000 under line of credit agreement with CLX Investment Company, Inc. iii) 313,810 shares of Form S8 unrestricted common stock at $0.10 per share for consulting services regarding preparation of legal contracts, continuous disclosure documents, business planning and sales & marketing services.

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

(b) Reports on Form 8-K

No Form 8K reports filed during quarter ended September 30, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTIONVIEW INTERNATIONAL, INC.

Dated: November 18, 2005	By:	/s/ Christopher Stringer
Christopher Stringer
President, Chief Financial Officer and Director

Dated: November 18, 2005	By:	/s/ Rick Mari
Rick Mari
Chief Executive Officer, Secretary and Director