Form 10KSB
period 2005-12-31
ACTIONVIEW INTERNATIONAL INC
filed 2006-03-31
CIK 789667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005.

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
Common Stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act
[           ]

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.
YES [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-KSB or any amendments to this Form 10-KSB.x

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes [           ] No [ X ]

The Company’s revenues during the year ended December 31, 2005 were $83,182:

The aggregate market value of the voting stock held by non-affiliates of the Company, (29,291,957 shares) based upon the closing price of the Company’s common stock on December 30, 2005, was approximately $2,343,350.

As of December 31, 2005 the Company had 39,611,957 issued and outstanding shares of common stock. (included in this figure are the 8,072,675 issued but not outstanding exchangeable shares of common stock held in trust, see Item 1(a): The ActionView Advertising System Transaction).

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

PART I

ITEM 1           DESCRIPTION OF BUSINESS

a) Company History and Development

ActionView International, Inc. formerly known as Acquisition Media, Inc. (the “Company”), is a Nevada Corporation which currently trades on the OTC Bulletin Board under the symbol “AVWI” and is referred to in this document as the “Company”.

The Streamscape Transaction

On November 13, 2000, the Company announced and entered into an agreement to acquire 100% of Streamscape, a private corporation. Pursuant to the terms of the acquisition agreement, the Company would acquire all of Streamscape’s issued and outstanding shares (14,610,000 shares of Streamscape's common stock) in exchange for 17,700,000 shares of the Company's common stock. The 17,700,000 shares of the Company's common stock were issued and placed in an escrow, subject to certain escrow conditions being satisfied before they could be distributed to the shareholders of Streamscape.

By April of 2001, the management of Streamscape could not deliver all the shares of Streamscape. Additionally, Streamscape was unable to obtain additional financing to continue operations, a condition to the consummation of the Streamscape transaction. As a result, in April 2001, the agreement was rescinded and the acquisition of Streamscape stock in exchange for the Company’s stock was terminated. The rescission occurred prior to the Company commencing operations with Streamscape and the 17,700,000 shares of the Company's common stock previously issued were returned to the transfer agent for cancellation. The financial statements do not include the transaction or consolidate the operations of Streamscape with the Company’s as the ActionView shares were never distributed to the Streamscape shareholders and the transaction never consummated.

The Company did advance $340,000 to Streamscape in the form of loans which were used by Streamscape for operating purposes. For the year-ended December 31, 2001, the loans to Streamscape were written off by the Company as a bad debt because Streamscape went into receivership.

The Inform Online, Inc., transaction

On November 26, 2001, the Company entered into an agreement to acquire substantially all of the assets of Inform Online, Inc., which developed a system that provided advertisements to digital display systems. The terms of the asset acquisition called for ActionView to issue 1,000,000 restricted shares of the Company's common stock. Inform Online, Inc. was unable by June 30, 2002, to reach an agreement with a major vendor to supply online advertising, and therefore the November 26, 2001, agreement to acquire all of Inform Online, Inc.’s assets was rescinded and terminated, effective June 24, 2002. The Company has returned all the transferred assets to Inform Online, Inc. (hardware and equipment, $70,000; computer software, $230,000; and intellectual properties, $250,000) and has cancelled the 1,000,000 restricted shares of common stock previously issued to Inform Online, Inc.

The Tele Pacific Communications (Samoa) Inc., transaction

On March 25, 2002, the Company entered into an agreement to acquire all the issued and outstanding shares of Tele Pacific Communications (Samoa) Inc. from Pacific E-Link Corporation in exchange for 2,500,000 restricted shares of the Company's common stock. Tele Pacific Communications (Samoa) Inc. owned a 75% interest in Chengdu Publicis International Advertising Co. Ltd., a Sino-foreign joint venture advertising agency with offices in Beijing, Shanghai, Chengdu and Guangzhou, China. As of August 8, 2002, Pacific E-Link Corporation had not provided the Company with the contractually required two years of audited financial statements for Tele Pacific Communications (Samoa) Inc., and Chengdu Publicis International Advertising Co. Ltd., nor had it delivered all of the issued and outstanding shares of Tele Pacific Communications (Samoa) Inc., the Company decided to rescind the March 25, 2002 agreement with Pacific E-Link Corporation for non-performance on their part, and has cancelled the 2,500,000 restricted common shares.

On May 7, 2002 the Company announced an agreement to acquire all of the issued and outstanding shares of J&M Insurance Replacement Centre Ltd., by the issuance of 4,654,000 restricted common shares to the shareholders of J&M Insurance Replacement Centre Ltd. Upon the completion of due diligence, the Company decided not to proceed with this acquisition.

The ActionView Advertising Systems, Inc., transaction

In August 2002, the Company changed its name from Inform Media Group, Inc. to Acquisition Media, Inc. Subsequently, in August 2003, in preparation for the closing of its acquisition of Action View Advertising Systems, Inc., Acquisition Media, Inc. changed its name to ActionView International, Inc. in order to better reflect the new business operations of the Company. Also, in August 2003, the Company obtained a new CUSIP number and changed its trading symbol on the OTC Bulletin Board to “AVWI” and is presently trading under the name: ActionView International, Inc.

On August 11, 2003, ActionView International Inc., incorporated a wholly-owned Canadian subsidiary, 6126421 Canada Ltd. Pursuant to an agreement dated September 9, 2003, ActionView International, Inc., through its wholly-owned Canadian subsidiary (“612 Canada”) acquired 100% of the issued and outstanding shares of ActionView Advertising Systems, Inc. (“ActionView”), a British Columbia Canadian Corporation incorporated on July 6, 1999, and issued 1,000,000 exchangeable shares of 612 Canada as consideration. This transaction was completed during the quarter ended September 30, 2003 with all of the acquired shares of ActionView Advertising Systems, Inc., being exchanged for the 1,000,000 exchangeable shares of 612 Canada. In conjunction with this transaction, the Company acquired the Intellectual Property Rights relating to a computer programmable scrolling, backlit billboard poster sign marketed and sold through ActionView. This technology forms the basis of the Company’s current operations.

Pursuant to the terms of the agreement, the Exchangeable Shares can be exchanged into shares of ActionView International, Inc. on a one-for-one basis at the option of the shareholder. Concurrently, with the acquisition of Action View Advertising Systems, Inc., acquisition, the Company issued an additional 327,325 restricted common shares to settle the shareholder's loans between Action View Advertising Systems, Inc. and its two principals - Chris Stringer and Rick Mari. A holder of an exchangeable share may, at any time, require 612 Canada to repurchase the exchangeable share for an amount equal to the then current market value of the Company's common stock. 612 Canada may, at its option, satisfy the resulting obligation to repurchase the exchangeable shares in cash or it may elect to have the obligation satisfied by the issuance of shares of common stock by the Company. The Company is required to issue to a trustee, a sufficient number of shares of common stock to satisfy this obligation. The holders of the exchangeable shares are granted votes in the Company on the basis of one vote for every exchangeable share held. The exchangeable shares can be exchanged into shares of the Company on a one-for-one basis at the option of the exchangeable shareholder. Concurrently with 612 Canada's issuance of 8,422,675 exchangeable shares, the Company issued 8,422,675 of its common shares to a Trustee in the event that the exchangeable shares were exchanged. To-date 350,000 exchangeable shares have been exchanged for company shares.

The Company’s Current Business Operations

The Company's principal place of business is located at Suite 103 -221 East 10th Avenue, Vancouver, British Columbia, Canada. It's telephone number is (604) 878-0200 or toll free (866) 878-0200 and it's facsimile number is (604) 879-8224. The Company, through ActionView, its wholly-owned subsidiary, is currently engaged in the business of designing, marketing and manufacturing proprietary illuminated, programmable, motion billboard signs for use in airports, mass transit stations, shopping malls, and other high traffic locations to reach people on-the-go with targeted messaging. The Company’s billboards utilize digital motor controllers for enhanced advertising capabilities, proprietary source code for enhanced operating performance and LED displays for timely on-site communications. They offer the following advantages over their stationary counterparts: (i) the necessary movement to attract the attention of passersby; and (ii) the display of multiple advertisements (up to twelve different scrolling images per sign), typically where space is at a premium, thereby lowering costs to advertisers and increasing revenue to landlords. Studies have shown that motion billboard advertising increases the likelihood of attracting attention by 3 to 4 times over static billboards.

Business Background

ActionView Advertising Systems, Inc. (an operating and wholly owned subsidiary of ActionView International, Inc.) was formed in 1998 as a British Columbia Corporation. The Managing partners and sole shareholders were Rick Mari, Founder/Secretary Treasurer and Christopher Stringer, President. The purpose of the company was to further expand the scrolling backlit sign technologies that were originally created by Rick Mari and to develop the most appropriate ways of taking the ActionView products to market.

At the outset, a franchise system was developed with Uniform Franchise Offering Circular (“UFOC”) documentation completed. A franchise marketing program was implemented and 7 franchises were sold over 6 years. This program has not succeeded to the Company’s expectation due to the difficulty that local franchise owners experienced with finding locations to place their signs.

In 2002, a revenue sharing program was developed, initially for point of purchase advertising, with the plan to place the ActionView scrolling signs in open areas of large retail stores for the vendors of store merchandise to advertise. The proposed program required that ActionView International would finance and place the signs at its own cost. The store would assist ActionView with the acquisition of vendor advertising in return for a share of the revenue. This program was tested by one Home Depot store in Toronto and by one Shoppers Drug Mart Store in Canada. But neither company implemented the ActionView program nor disclosed the test results to ActionView. The program was also tested at one Canadian Tire store which led to the ordering of 2 signs for newly constructed stores.

In 2003, the Company began developing its present strategy of placing scrolling signs into high traffic locations and then marketing advertising space on the signs by means of new alliances that were developing in China and other international markets. The intention was for ActionView to maintain ownership of its signs and share the on-going revenue generated from the signs with the advertising agency and the location owner. The benefit to advertisers would be big, bold exposure at top tier locations at much lower cost. With this new strategy and at this early stage, the Company decided to move manufacturing off-shore from Canada to China in order to benefit from the positive trend towards high-tech, good quality mass manufacturing in China at lower cost. The Company's signs are currently assembled by a team of design engineers and computer technicians at its contract manufacturing facility located in Guangdong Province, China.

In 2003, Spinney supermarkets in Dubai tested and implemented both the signs and the program. Signs were placed in 6 locations and revenue was generated by the local ActionView Franchise.

In 2003, FAL Stores /Action Supermarkets in Australia tested the signs and indicated their intention to proceed with placement in selected stores. Subsequently, Action Supermarkets were purchased by the IGA food group and the advertising program, originally intended for 37 stores, was expanded in early 2006 to over 400 stores within the IGA group of stores. ActionView will commence the implementation of the program in Brisbane Australia with approximately 60 signs expected to be installed I in the second quarter of 2006.

In February 2004, the Company completed the incorporation of ActionView Far East Limited (“AVFE”) for the purpose of representing the Company and marketing its scrolling billboard products in both China and Hong Kong. The Company has a 50.1% interest in AVFE and a voting majority on the Board of Directors. The other 49.9% owner of AVFE is a local business group headed by AVFE’s Managing Director.

In February 2004, the Company secured the installation of a backlit, scrolling sign system at the Showcase Store, one of Canada's largest automotive and hardware products retailer. In December, the company sold and installed 2 scrolling signs in 2 newly constructed stores for this retailer.

In the second quarter of 2004, the Company delivered 6 ActionView scrolling signs to the ActionView Franchise in the Northwest Territories, Canada, from which the Company has begun to receive royalty income in 2005..

In July, 2004 the Company entered into an agreement with Way Cool Concepts Inc. to develop the Eastern Canadian market from Toronto. However, this business has since ceased operations for unknown reasons.

In the second quarter 2004, the Company manufactured 10 signs for installation in the Guangzhou Mass Transit Rail system (MTR) for “beta-testing” This was the first contract negotiated by Chuangrun Media Ltd, a Hong Kong corporation which currently operates an established business in China. It was followed closely by Chuangrun requesting ActionView to begin product development for a large Panorama sign for presentation to the new Guangzhou airport to fulfill a contract that Chuangrun had for airport advertising in the domestic terminal.

In September 2004, the Company completed a license and supply agreement with ActionView Australia (Proprietary) Limited (“AVAU”) for the purpose of representing the Company and marketing its scrolling sign products in both Australia and New Zealand. The Company has an option to purchase a 51% interest in AVAU for a nominal amount at any time. The other 49% owner of AVAU is a local business group headed by AVAU’s Managing Director.

In October 2004, an ActionView sign was installed in the Loews theatre in Lincoln Square, New York for “beta-testing” and possible future expansion to additional Loews theaters. The sign was subsequently removed and to the best of the Company’s knowledge the potential use of ActionView signs is still under consideration by Loews.

Also, in 2004, ActionView installed 20 signs in two movie theater chains in Hong Kong for “beta-testing”. Subsequently, this project and the Guangzhou MTR project above were put on hold in order to focus its efforts and resources on the more important Guangzhou Airport contract.

In May 2005, AVFE entered into a five year revenue sharing agreement with Chuangrun Media Ltd, Chuangrun is responsible for obtaining site locations and advertisers for the Company-owned scrolling signs; the Company is responsible for the delivered cost of manufactured signs; and AVFE is responsible for the installation and on-going maintenance of the signs. On-going business developments in China are reviewed in Item 1(j) entitled ‘Projects in Progress and Strategic Alliances’.

In June 2005, AVAU entered into a three year revenue sharing agreement with Open Media Management Pty Ltd (“Open Media”), an Australian corporation with ties to the advertising community and business establishment in Australia and New Zealand. Open Media and AVAU are responsible for obtaining the site locations and the advertisers along with installation and on-going maintenance of the Company-owned scrolling signs; and the Company is responsible for the delivered cost of manufactured signs. On-going business developments in Australia are reviewed in Item 1(j) entitled ‘Projects in Progress and Strategic Alliances’.

Also in 2005, the ActionView sign was tested in McCarran International Airport in Las Vegas. The testing is now complete and airport management and their advertising company are in the process of determining the potential future use of the ActionView signs in this location.

b) Principal Products, Services and Product

Over the past six years, the Company’s wholly-owned subsidiary, ActionView Advertising Systems Inc., has researched, designed, and manufactured programmable, scrolling, backlit billboard poster signs under the guidance of its founder, Rick Mari, the Company’s CEO and a Director. The initial product was a 4 foot by 6 foot (4x6) sign for use in retail and other high traffic advertising venues. It was site tested in malls and business concourses in Vancouver, Canada, with the support of local and national advertisers. Ad revenues from rental signs placed three years ago continue to flow from three separate shopping centers in Vancouver.

Since initial product development, the company has developed several custom designed signs in different sizes to suit specific customer needs as follows:

Sign Size	List Price
Original 4x6 sign scrolling 12 poster advertisements (*)	$ 10,000
3.5 x 5 double sided scrolling 12 poster advertisements with LED display on top	$16,000
3.5 x5 signs scrolling 12 poster advertisements	$ 10,000
3.5 x5 sign scrolling 6 advertisements (called ActionView Light)	$ 6,000
6x9 sign portrait mode scrolling 5 poster advertisements	$ 18,000
5 x10 sign scrolling 4 poster advertisements	$ 16,000
5 x15 sign scrolling 3 poster advertisements	$ 23,000

* The Company also designs and distributes a 4 x 6 non-scrolling (static) sign with a depth of 5 inches which is ideal for narrow passage ways where advertising on the walls has typically been confined to non-backlit products. It has a list price of $2,500.

In general, there are two significant benefits to scrolling backlit signs compared to static backlit signs:

i)

Scrolling signs permit the display of multi-advertisements in a single location. In a world where space is at a premium and advertisers are required to compete for their advertising positioning, ActionView signs reduce costs to advertisers and increase income to property owners who lease advertising sign space.

ii)	scrolling advertising provides the movement necessary to attract the attention of passers-by.

Many innovative technical features and benefits have been developed by ActionView over the years and built into the their scrolling backlit ‘smart sign’ system giving it superior functionality for advertisers:

i)

capable of combining motion posters with an LED messaging system on top of each sign (hybrid), networked to all other signs in a given installation enabling a simultaneous display of ads and messages throughout the venue.

ii)

30% increase in lighting brightness without creating ‘hot spots’ through the use of diffuser lenses creating a highly visible and more eye-catching advertisement than standard advertising billboards. Other companies put a sheet of opaque glass in front of their bulbs to achieve the same purpose which decreases brightness. Furthermore, the diffusers in the ActionView sign act as structural components, adding strength to the signs and providing channels to hide wiring which makes them safer and gives a significantly cleaner look.

iii)	equipped with a specially developed computer software to provide an easily accessible audit trail for advertisers to track billboard location, how many times and how long each ad is shown, etc.

iv)

capable of trouble-free operation with more than 100 types of poster material having various thicknesses and stiffness. Most competitive signs are limited to specific types of poster material, which is not practical in this business particularly on an international scale when poster material control is very difficult.

v)

capable of being programmed to display a variety of 3 to 12 posters on the same sign in any order at any time of the day or night for 7 day periods to add versatility, spontaneity and relevance to ad campaigns.

vi)

capable of changing the poster shuttle speed depending on the needs of specific advertising venues, ie. slower movement in tranquil food court venues and faster movement in the hustle and bustle of airport venues.

The main operating procedures behind the ActionView scrolling signs are as follows:

- the posters are a series of separate and distinct print images connected on a continuous roll installed in a display cabinet constructed from high gloss extruded aluminum for viewing through a plexiglas window located either in the front or back of the display cabinet.

- the first poster is attached to a roller spanning the top of the display cabinet and the last poster is attached to the roller spanning the bottom of the display cabinet.

- with the use of motors and a digital controller, the roll of posters can be scrolled up to display each poster individually in the window for a short period of time (generally 15 seconds) before scrolling on to the next poster. When the roll of posters is wrapped around the top roller the controller reverses the mechanism to scroll the roll of posters in the same manner to the bottom roller, in reverse order.

- fluorescent bulbs and diffuser lenses are housed in the display cabinet behind the advertising posters. The high gloss aluminum display cabinet can be custom designed and colored to fit advertiser needs.

Product Development

The Company has developed many products that it believes are versatile, attractive and reliable mainly because of the sophisticated, digitally controlled, electronic components and high quality mechanics.

Several new products and support technologies have been researched and developed over the past two years including :

i) several new sizes of signs: the 5x15 scrolling 3 posters, the 5x10 scrolling 4 posters, the

3.5x5 scrolling 6 posters (known as ActionView Lite) for which a new digital controller was developed.

ii)	the existing digital controller and source code was upgraded to work with new billboard models.

iii)	new poster mounting tools and processes that make changing posters faster and more efficient

iv)	upgraded software for programming controllers for sign operations utilizing Windows- based hand-held remote units (pocket PC’s or PDA’s) replaced lap top computers.

v)

LED display unit placed on top and integrated with an existing sign to facilitate timely communications throughout a particular venue. This is the most significant new development in the ActionView scrolling sign system and is a leading feature in the Guangzhou airport installation.

The company has spent almost $300,000 in product development expenses over the past two years under the direction of Rick Mari, the Company’s CEO and founder. In Vancouver, product development is performed at the company’s headquarters and at local independent technical labs. In China, product development is performed at the Company’s contract manufacturing facility located in Guangdong Province, China under the direction of a full time Company employee, bilingual in English and Mandarin. This gives the Company considerable direct input and influence over product development and manufacturing of signs which for the most part are custom designed for specific end user needs.

Product development expenses include the salaries and wages of two full-time technical employees, a partial allocation of the CEO’s compensation, travel expenses to and from the plant site in China and product testing venues, the cost of manufacturing products for testing, independent contractor costs and sundry development costs. Additional qualified employees, agents, or independent contractors, augmented by the leasing or purchase of specialized equipment as required, will continue into the future in order to keep Company products on the leading edge.

c) Target Market, Strategy and Product Distribution

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

ActionView markets its multiple poster signs to managers of high traffic public locations such as airports, train stations, shopping malls, movie theaters, etc. ActionView’s business strategy is to establish relationships with media advertising companies that will purchase the poster advertising on the ActionView signs on behalf of their clients. ActionView is also in the process of selling and/or renting its signs to retail store chains for placement inside the retail stores or in the store windows. Once signs are placed in stores at the “point of purchase”, advertising time will then be sold to vendors of products.

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

ActionView’s business strategy is centered around its unique vertically integrated business model of revenue sharing through international partnerships and license agreements. The model is supported by in-house developed products including: the unique sign designs (unlike others in the industry) the digital motor drive controllers, the integrated LED display unit for timely communication and the source code used to program and manage the reliable operation of the signs.

The Company’s main target markets at the present time are China and Australia with the USA also moving ahead, particularly in Las Vegas.

In China the company, through its majority ownership in AVFE, has contracted with Chuangrun Media to place signs in Chuangrun’s customers’ facilities. The first 2 of these were the MTR railway and the Guangzhou airport. The MTR railway has been put on hold to focus on the airport contracts with signs now scheduled for installation in the first quarter 2006. Further airport contracts are now being negotiated by Chuangrun.

In Australia, the company, through its partnership in ActionView Australia, has contracted with Open Media to place signs in the IGA supermarket chain with sign installations expected to begin during the 2nd quarter 2006.

All projects in progress and strategic alliances are reviewed in detail in Item 1(j) below

Media Advertising Markets in China

According to AC Nielsen Media Research, the China advertising market will be the 2nd largest in the world by 2010. It is the fastest growing and largest consumer market and the advertising industry grew by 40% in 2003 (Source:X-tribes China, Xtreme Information). Advertising expenditure in China soared to US$13 billion in 2003, covering 0.92% of GDP compared to an average of 3% in developed countries. In the past 20+ years, average growth rate was nearly 40% (source: China Advertisement Association). There are more than 100 million middle class in China today and projected to grow to over 500 million by 2012 (two-fifths of the population), wrote Pacific Chief Economist Andy Xie of Morgan Stanley Asia. China is already a large consumer market and will become larger as the economy grows. Some of the statistics collected by AC Capital Consulting Group as reported by China Online are:

- 38 million urban families can afford US$12,000 on buying a car;

- More than 70% of adults living in Beijing, Shanghai and Guangzhou (combined pop. 33 million) plan to buy a car in the next 5 years;

- Housing sales in Beijing, Shanghai and Guangzhou are growing at close to 40% per annum;

- The market for toiletries and cosmetics has passed US$ 3 billion, expected to reach US$ 22 billion by 2013;

- Chinese tourist currently spent US$ 20 billion+ overseas every year It will be the country with the largest number of outbound tourists by 2020.

Registering a 21% year on year growth to nearly US$37 billion in 2005, “China is now just behind Japan as the 3rd ranked advertising economy in the world.” In particular over the last 10 years, China has witnessed a rapidly expanding outdoor advertising industry averaging 19% growth per year according to China’s State Administration of Industry and Commerce. “It is a great investment opportunity for foreign investors and local companies as well.”

Media Advertising Markets in Australia

According to AC Nielsen Media Research, Australia is now the 2nd largest ad spending market in the Asia Pacific of the 12 markets measured, behind China only. A sound economy, political stability and on-going consumer and business confidence contributed to double digit growth in Media expenditures in 2005. This augers very well for the future in the majority of the top 10 ad categories including retail, motor vehicles, entertainment & leisure and real estate.

Media Advertising Markets in USA

A number of qualified sources indicate that strong advertising spending will continue in the US: -

- The Outdoor Advertising Association of America (OAAA) states that annual advertising sales approximate US$5.2 billion of out of home advertising. Since 1998, outdoor advertising has grown at a CAGR (compound annual growth rate) of approximately 8.1% that is 1% faster growth than the overall advertising market. Outdoor advertising in such key markets as Europe and the U.S. grew by a CAGR of 10% with a projected CAGR of 8.7% over the next three years, compared to 6.7% for the overall advertising market.

- Both Zenith Media and the Outdoor Advertising Association of Canada (OAAC) report similar growth figures in the US.

- Outdoor Advertising in the USA June 2002, Price Waterhouse Coopers indicates that “Global advertising spending is predicted to increase at a 4.8% Compound Annual Growth Rate reaching a total of $405 billion in 2006, compared to $321 billion in 2001. The US market will grow from $46 billion in 2001 to $59 billion in 2006.”

d) Competition and Main Competitors

ActionView competes with a variety of other companies providing advertising space or services. The outdoor advertising segment is highly competitive and is becoming more concentrated. The top three advertising companies in the world, Clear Channel Group, Infinity (Viacom) Inc. and the JC Decaux Group had a 9% market share in 1996 and a 30% market share in 2000 with consolidation and acquisition of companies taking place in the industry. In Canada, the Out-Of-Home advertising segment is even more highly concentrated with Pattison Outdoor Inc. accounting for close to 47% of the outdoor market segment according to the Canadian Outdoor Advertising Association.

These companies, due to their size, compete with one another for the largest existing outdoor advertising markets in North America. These markets include outdoor billboards on buildings and street sides, poster sized signs in malls, airports, train stations etc. The only company that uses scroller technology is JC Decaux who is ActionView’s main competition in Europe, Australia and parts of Asia. In Australia the major outdoor competitors are JC Decaux, EYE Corp, Cody Outdoor and GOA Billboards.

In the scrolling sign product supply market the competitors are Revolution, Postermatic and Charvet-Industrie in North America.

ActionView will continue to focus on two markets for the placement of it’s signs: (i) mass transit locations such as airports and subway stations; and (ii) point of purchase locations such as high volume retailers ActionView has created some unique signage products that complement the heretofor under utilized space at airports with the introduction of the new Motion poster /LED combinations signs which are now in the process of being placed at bus stop locations at the Guangzhou Airport.

Currently we know of no other sign manufacturer that supplies signs at no charge to media companies for a share of the advertising revenue.

e) Competitive Position and Methods of Competition

The Company will not attempt to compete in the North American outdoor advertising markets because of the size, strength and maturity of JC Decaux, Clear Channel, ViaCom and Pattison. Instead ActionView will concentrate on the point of purchase market where manufacturers and vendors of retail products need to advertise in the retail department, hardware or food store chains at the point of purchase. ActionView intends to place its scrolling signs in the store windows and inside the entrance and at the end of aisles. ActionView will receive its revenue from renting the signs to the retail stores or by receiving a percentage of the ongoing revenue stream generated from the advertising. Because the Company’s business strategy is to maintain ownership of its signs and enter into revenue sharing agreements with the sign location hosts, the Company does not intend to compete with sign suppliers for core business and revenues. However, the Company can and does sell signs and may increase this portion of its business if sufficient demand for the direct sale of its products develops. The Company does not anticipate that outdoor advertising market sign sales will become a substantial portion of its business or operations and has not relied upon this assumption in its business model. When the Company does compete in the outdoor advertising sign sales market, it is comparable in price to similar quality products offered by competitors. At this time we are not aware of any competition in this market from scrolling billboard suppliers.

ActionView has no plans to enter the European market in the near future.

The outdoor advertising market in the Orient and the Middle East is fragmented. They are serviced by many local companies and a few international companies like JC Decaux. It is still difficult for the international companies to gain a foothold because of the protectionist attitudes in these countries which tend to favor local companies. Because of ActionView’s local partnerships the company is perceived as local with the benefits of international technology and management input. Accordingly, we do not perceive any risk from local protectionist attitudes.

In Australia, the market is similar to North America, so the ActionView strategy is to direct our Australian partner to pursue the point of purchase market in retail store chains. This has resulted in a contract, through our joint venture partner Open Media, with the IGA supermarket chain for multiple store locations for the placement of scrolling signs.

In the competitive marketplace for scrolling sign products, the Company’s dual strategy has always been to provide our customer’s with top quality products, well researched and tested before distribution, at competitive prices. This prompted the change of sign production to China in 2003.

f) Principal Suppliers

The purchase, fabrication and assembly of the aluminum bodies of the ActionView signs was transferred to a supplier in China to reduce manufacturing costs.

The electronic components for the circuit boards of the proprietary digital sign controllers continue to be assembled in Canada for trans-shipment to China for installation.

g) Dependence on One or a Few Major Customers

Presently, ActionView is dependent on a few major customers. These are: Chuangrun Media Ltd. in China and Open Media Management Pty Ltd in Australia. The Company’s business model calls for increasing the number and sources of future clients and advertisers. ActionView is in the process of setting up distribution channels in North America, China, Australia and the Middle East. Potential customers are being pursued in all of these countries, however, the Company has not yet achieved its desired market penetration or client base. In North America ActionView markets its products and services to the large multi store chains, movie theaters, gas stations, airports. It has been the Company’s experience that prior to committing to a purchase or entering into a franchise or strategic alliance, customers typically request a testing period of 3 to 12 months to determine mechanical dependability of the signs; to identify sales uplift for advertised products; and to understand customer comfort with the new scrolling technology.

If the Company is able to install signs in various countries and realize revenues from them, the Company does not believe it will be dependent on one customer alone.

h) Intellectual Property, Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labour Contracts

The Company owns the intellectual property rights to the ActionView sign technology through its acquisition of 100% of ActionView Advertising Systems Inc which owns 100% of 6216421 Canada Ltd.

(i) Pending Trademark Applications

ActionView had applied for trademark rights in the United States and Canada for the trade name

“ActionView”. This trademark is on the primary register in the United States as is the phrase “ActionView: we leave the competition standing still”.

(ii) Pending Patents, Copyrights and Trade Secrets

ActionView had applied for the following US patents:

Pending Application No. 09/90652: Display Sign End Controller

Pending Application No. 09/528812: System and Method of Cross-Selling Advertising

The second patent pending application had also been made in Canada under the Canadian patent pending number 2341053.

Management’s determination is that its technology is not a likely target for “intellectual property theft.” Company products are not mass produced for the consumer market and are not sold at the retail level. The Company believes that it would be difficult and costly to reverse engineer the source code written onto our microprocessors which is used in our motor controllers. As financing permits the company will apply for patents on some or all of it’s new developments. Currently the company will begin applying for new patents in the second quarter of 2006. The patent eligibility of any of the Company’s planned applications is uncertain at this time.

Company copyright applications have been processed, registered and completed with respect to our trade name and marks.

(iii) Royalties and Labour Contracts

The Company does not pay any third party royalty on the use of its intellectual property.

There are no labour contracts or unionized employees.

(iv) Franchises

There are 10 ActionView franchises at various stages of development at the present time, as follows:

- In Canada:
  Northwest Territories, Kelowna, Calgary, Toronto and Nova Scotia: 5
- In USA: Houston and Las Vegas: 3

- In UAE / Dubai: 1
- In Australia: 1

 i) Staff

ActionView presently has five and one half full-time staff - two are working in management and sales & marketing activities; two are working in research and product development; and one and one half are working primarily in accounting and administration. The Company anticipates the need to hire an additional four people in the areas of sales, operations and finance over the next six to nine months as the transition from development stage to commercial operations takes place. In addition and as required, ActionView engages independent consultants and contractors to supplement its activities or conduct specific technical and market research studies.

ActionView’s subsidiaries in Hong Kong and Australia will hire staff as required in 2006 with a continued emphasis on outsourcing sub-contractors as the primary source of supply to keep related costs on variable basis.

j) Projects in Progress and Strategic Alliances

While the United States would appear to be the obvious market, large scale replacement of static signs would be required to obtain “slotting space” and numerous long term competitor contracts are still in effect at the high traffic outlets. Thus, a strategy of penetrating newer, rapidly growing and as yet under-served marketing opportunities appeared to be a logical course of action to the Company. Through management contacts and long term relationships, the Company has established strong beachheads in China and Australia and intends to utilize these installations as a “show and tell” demonstration method for rapidly obtaining additional business in those countries.

The Company, through its foreign partners in China and Australia, has entered into agreements during 2005 for the placement of 350 signs, subsequently increased to 610 signs subject to final written agreements, in China and Australia as follows:

China and Hong Kong

In May 2005, AVFE entered into a five year revenue sharing agreement with Chaungrun Media Ltd (“Chuangrun”), a Hong Kong corporation which currently operates an established advertising business in China. The Company owns 50.1% of AVFE and the other 49.9% owner of AVFE is a local business group headed by AVFE’s Managing Director. Chuangrun,is responsible for obtaining the site locations and the advertisers for the Company-owned scrolling signs; the Company is responsible for the delivered cost of manufactured signs; and AVFE is responsible for the installation and on-going maintenance of the signs.

Through Chuangrun and AVFE, the Company has two contracts at the new Guangzhou Baiyun Airport in Southern China for the placement of: (i) 50 double-sided 4’x6’ Company-owned billboards in the airport-link outdoor bus stop locations, each scrolling 12 posters; and (ii) 100 indoor panorama 10’x5’ Company-owned billboards at the international arrivals and domestic departures locations, each scrolling 3 posters.

The 50 bus stop signs have been paid for by the Company and are now ready for installation following unexpected delays relating to custom design changes requested by the airport authority and the construction / infrastructure methods used in China to prepare the airport site. When final permits are received from the airport authority, these signs will be installed which should lead to revenue generation in the second quarter 2006. After a reasonable work-in period for the bus stops the 100 indoor panoramas will be manufactured and installed, provided the necessary funds can be raised by the Company.

Chuangrun has negotiated advertising contracts with a national Ad Agency in China, Chi Shang Ling Yue Advertising Agency, for $6.425 million covering their clients’ use of 60% of the outdoor sign space in the first full year and $13 million for use of 70% of the indoor sign space in the first full year. Clients secured by the Agency include China Mobile, China Unicom, Ping An Insurance, Samsung, LG, etc. Under the Chuangrun contracts, the ActionView Group is entitled to approximately 15% of the gross advertising revenues generated from the signs once they are installed and advertising posters are in place.

Australia and New Zealand

In June 2005, AVAU entered into a three year revenue sharing agreement with Open Media Management Pty Ltd (“Open Media”), an Australian corporation with ties to the advertising community and business establishment in Australia and New Zealand. The Company has an option to purchase 51% of AVAU for a nominal amount at any time. The other 49% owner of AVAU is a local business group headed by AVAU’s Managing Director. Open Media and AVAU are responsible for obtaining the site locations and the advertisers along with installation and on-going maintenance of the Company-owned scrolling signs; and the Company is responsible for the delivered cost of manufactured signs.

Open Media has negotiated a contract with IGA Distribution Pty Ltd for the placement of a minimum 200 4’x6’ scrolling signs in the IGA supermarket chain across Australia over the next six to twelve months. Subsequent to the year end, the minimum number of signs was increased to 460, subject to completion of a final agreement currently in progress. About 40 of the 460 signs required by IGA have been built and paid for by the Company. Approximately $1.4 million is required from new fund raising or operating cash flows in order for the Company to meet this commitment.

Advertising contracts for the signs are presently being secured through Open Media and its strategic / operational partner, Adshel/ Clear Channel which is part of a large global outdoor media company with over 800,000 outdoor advertising displays. Under the Open Media contract, the ActionView Group is entitled to approximately 20% of the gross advertising revenues generated from the signs once they are installed and advertising posters are in place.

Vancouver, British Columbia

The Company continues to generate relatively small amounts of revenue from 4 rental signs located in 3 Vancouver shopping malls. Expansion plans are currently in progress.

Other growth opportunities

Asia: News of the innovative ActionView bus-stop signs in Guangzhou has reached other airports in China and Chuangrun is presently in negotiations with some of them. Moreover, other markets in Asia are being explored and the Company believes that opportunities abound in this region. With a solid base of billboards in the larger countries, expansion into ancillary areas should be possible on a consistent basis over the next few years.

India: Representatives from a business group in India, who learned about the Company success at the Guangzhou airport project, visited the ActionView contract manufacturing facility in China in late October with the CEO and the Director of Manufacturing. Discussions continue regarding potential development of the ActionView airport advertising program in India

Dubai, UAE (franchise): Good potential exists with the ActionView franchise in Dubai through the sale of signs and the earning of royalties from local advertising. Although this business has proceeded more slowly than anticipated, 3 ActionView signs were sold recently for placement and beta-testing into a chain of gas stations (Emirate Petroleum). So far the test results have gone well with nearly all advertising spaces sold out. The next phase will be the placement of 25 more signs throughout the gas station chain which should generate revenue for the Company from sign sales and related royalties in the coming months.

Yellowknife, Northwest Territories, Canada (franchise): The Company is now receiving royalty revenue from the local advertisments placed on 8 ActionView signs sold to this franchise operation over the last 2 years. This revenue is expected to continue into the foreseeable future due to a strong economy in the region.

Las Vegas, USA (franchise): ActionView Nevada Ltd was set up during the year as a new franchise to develop the Las Vegas market including the McCarron International Airport, bus stop shelters along the Las Vegas strip and casinos. Other US business opportunities are also being pursued by the company’s sales agent in Las Vegas mainly in market sectors less developed by the major competitors such as convention centers, supermarket chains and auto dealerships. The Company expects to see meaningful results from these pursuits during the current fiscal year.

k) Risk Factors

Investors should consider each of the following risk factors and the other information in this Annual Report, including ActionView’s financial statements and the related notes, in evaluating the Company’s business and prospects. The risks and uncertainties described below are not the only ones that impact on ActionView’s business. Additional risks and uncertainties not presently known to the Company or that the Company currently considers immaterial may also impair its business operations. If any of the following risks actually occur, the Company’s business and financial results could be harmed. In that case, the trading price of ActionView’s Common Stock would probably decline.

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

ITEM 2           DESCRIPTION OF PROPERTIES

The Company does not own any real estate property as of March 31, 2006.

In addition, the Company, through its wholly-owned subsidiary, Action View Advertising Systems, Inc. rents administrative offices and warehouse space at Suite 103 – 221 East 10th Avenue, Vancouver, British Columbia, Canada. The premises are approximately 2,200 sq. ft. and are being leased for a three year period expiring September 30, 2006.

The annual rent for this leased property is approximately $28,680, excluding common area charges.

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

ITEM 4           SUBMISSION OF MATTERS FOR VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5           MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

The Company’s Common Stock is traded on the OTC Bulletin Board under the trading symbol “AVWI”. Set forth below is the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	2005		2004
	High Bid	Low Bid	High Bid	Low Bid
First Quarter	0.115	0.06	1.01	0.40
Second Quarter	0.16	0.07	0.44	0.20
Third Quarter	0.13	0.08	0.27	0.155
Fourth Quarter	0.11	0.075	0.22	0.10

As of March 31, 2006, the Company had 210 shareholders of record excluding the 43% of issued and outstanding shares held in street name with CEDE & Co.

Dividends

Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors and, in the event of liquidation, to share pro-rate in any distribution of the Company’s assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. No dividends have ever been declared or paid by the Board of Directors of the Company on its common stock. The Company’s losses prevent the Company from paying any cash dividends, and the Company does not intend to pay cash dividends on its common stock in the foreseeable future.

Recent Sales of Securities

A summary of the shares of common stock issued by the Company for each of the five seven years is presented below:

During the year ended December 31, 2001:

          (i) the Company issued 55,000 shares of common stock on settlement of $5,500 owing to Company officers.

          (ii) the Company issued 1,000,000 shares of common stock pursuant to the purchase of the assets of Inform Online, Inc. valued at $550,000.

During the year ended December 31, 2002:

          (i) the Company terminated the 2001 asset acquisition agreement of Inform Online, Inc. and the 1,000,000 shares of Company stock were returned to treasury and cancelled.

          (ii) the Company issued 2,500,000 shares of common stock at market price pursuant to the purchase of all the shares of Tele-Pacific Communications (Samoa) Inc. from Pacific E-Link Corporation. These shares were placed in escrow until completion of due diligence and finalization of the acquisition. Later in the year, the Company terminated the share acquisition agreement and the 2,500,000 shares of Company stock were returned to Treasury and cancelled.

During the year ended December 31, 2003:

          (i) the Company issued 975,000 shares of common stock at market prices in return for consulting and professional services valued at $63,375.

          (ii) the Company issued 7,302,000 units comprised of one common share and one common share purchase warrant on conversion of certain convertible notes payable and accrued interest in the amount of $523,000.

          (iii) the Company issued 1,348,570 shares on settlement of $71,645 of accrued interest on convertible notes payable.

          (iv) the Company issued 327,325 shares of common stock at market price on settlement of $98,197 owing to Company officers who are also directors, concurrent with the acquisition of ActionView.

          (v) 612 Canada issued 8,422,675 exchangeable shares with a fair value of $2,526,803 and was recorded as a separate component of consolidated stockholders’ equity as described in Notes 5 and 6.

          (vi) the Company issued 774,446 shares of common stock on settlement of $387,224 owing to Company directors.

          (vii) the Company issued 958,000 units at $0.50 per unit for cash consideration of $479,000 under a Private Placement Offering Memorandum for 2,000,000 units per Regulation S of the Securities and Exchange Act (“OM units”). Each unit consists of one share of restricted common stock at $0.50 per share and a non-transferable share purchase warrant entitling the holder to purchase one share of rule 144 restricted common stock at an exercise price of $0.55 for three years expiring by December 30, 2006. The fair value of the warrants was estimated to be $47,900 and was recorded as a separate component of stockholders’ equity.

          (viii) the Company issued 250,000 shares of common stock on exercise of 250,000 share purchase warrants at $0.30 per warrant in settlement of $75,000 of amounts due to the warrant holder.

          (ix) the Company issued 350,000 shares of common stock at $0.30 per share in settlement of the purchase price owing by 612 Canada on repurchase of 350,000 exchangeable shares of 612 Canada.

During the year ended December 31, 2004:

          (i) the Company issued 1,741,500 common shares on the exercise of 1,935,000 share purchase warrants on a cashless basis.

          (ii) the Company issued 250,000 OM units at $0.50 per unit for cash consideration of $125,000 under the 2003 Private Placement Offering Memorandum above. Each unit consists of one share of restricted common stock at $0.50 per share and one non-transferable share purchase warrant entitling the holder to purchase one share of restricted common stock at $0.55 for three years expiring by February 20, 2007. The fair value of the warrants was estimated to be $12,500 and was recorded as a separate component of stockholders’ equity.

          (iii) the Company issued 175,000 of the OM units at $0.40 per unit for cash consideration of $70,000 under the 2003 Private Placement Offering Memorandum above. Each unit consists of one share of restricted common stock at $0.40 per share and one non-transferable share purchase warrant at $0.45 for three years expiring by March 9, 2007. The fair value of the warrants was estimated to be $7,000 and was recorded as a separate component of stockholders’ equity.

          (iv) the Company entered into a Private Placement Subscription Escrow Agreement (“PPSEA”) whereby it agreed to offer through a private placement agent not less than 500,000 and not more than 10,000,000 shares of the Company’s common stock at $0.20 per share, under Rule 506 of Regulation D of the Securities and Exchange Act. In return for arranging the financing, the Company agreed to pay an agent’s fee of: (a) $10,000 cash upon signing the agreement; (b) 10% of the gross proceeds from the sale of shares for cash; and (c) 10% of the common stock sold to investors. Under this agreement, the Company issued 2,500,000 shares at $0.20 per share for cash consideration of $440,500 net of share issue costs and fees of $59,500. The Company also recorded an obligation to issue 250,000 shares to the agent as described in (c) above with an estimated fair value of $50,000.

          (v) the Company issued 250,000 shares of common stock on the exercise of 310,000 share purchase warrants on a cashless basis.

          (vi) the Company issued 100,000 shares under the PPSEA above at $0.20 per share for cash consideration of $18,000, net of share issue costs of $2,000. The Company recorded an obligation to issue 250,000 shares to the agent as described in (iv) above with at an estimated fair value of $50,000.

During the year ended December 31, 2005: i) the Company implemented a Retainer Stock Plan which was filed on a Form S-8 Registration Statement in January 2005. Under the Plan, a total of 3,000,000 shares of common stock can be issued to compensate directors, employees and consultants for services rendered to the Company at prices and terms to be determined by the Board of Directors.

          (ii) the Company issued 3,025,000 units under Private Placement for cash consideration of $250,000 at prices ranging from $0.08 to $0.10 per unit. Each unit consists of one share of restricted common stock of the Company and a non-transferable share purchase warrant entitling the holder to purchase one-half share of restricted common stock at an exercise price of $0.17 for one year expiring by June 30, 2006. These shares were issued without registration in exempt transactions based on Section 4(2) of the Securities Act of 1933 under regulation D rule 501. The fair value of the warrants was estimated to be $25,000 and was recorded as a separate component of stockholder’s equity.

          (iii) the Company issued 1,275,177 shares of Form S-8 registered common stock in return for consulting services valued at $124,760 regarding the preparation of legal contracts, continuous disclosure documents, business planning and sales & marketing at prices ranging from $0.07 to $0.10 per share.

          (iv) the Company issued 437,500 shares of 144 restricted common stock in return for business consulting services valued at $43,500..

          (v) the Company issued 1,468,000 shares of Form S-8 registered common stock for the settlement of accounts payable of $146,800.

          (vi) the Company issued 2,500,000 shares of 144 restricted common stock for the settlement of $200,000 of amounts owing to Company officers who are also directors.

          (vii) the Company issued 231,390 shares of Rule 144 restricted common stock as an equity inducement valued at $23,129 for $335,700 of promissory notes payable pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933. (See Note 8)

          (viii) the Company issued 1,285,700 shares of Rule 144 restricted common stock as an equity inducement valued at $141,427 for a $225,000 line of credit agreement (See Note 9c)

Stock Option Plan

In September 2003, the Company adopted a Non-Qualified Stock Option Plan (the “Plan”) which authorizes the issuance of up to 1,750,000 shares of common stock on exercise of options granted pursuant to the Plan. In addition, the Company adopted a Stock Bonus Plan which authorizes the issuance of up to 1,000,000 shares of common stock. Under the Stock Bonus Plan, the Company’s employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company’s shares, provided however that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

In September 2003 and pursuant to the Plan, the Company granted options to purchase 1,475,000 shares of common stock to the Company’s officers, directors, employees and to consultants of the Company exercisable at a price of $0.50 per share for the two years ending September 30, 2005. These options were recorded at a fair value of $446,100 at the date the options were granted using the Black-Scholes option pricing model assuming a dividend yield of 0%, a risk-free interest rate of 3%, an expected option life of 2 years and an expected volatility of 145%. In accordance with the provisions of APB No. 25, this fair value compensation was expensed in the accounts and credited to additional paid-in capital. These options expired on September 30, 2005.

In December 2003 and pursuant to the Plan, 50,000 options were granted to consultants of the company exercisable at a price of $0.50 per share for the two years ending December 31, 2006. These options were recorded at a fair value of $30,200 at the date the options were exercisable using the Black-Scholes option pricing model assuming a dividend yield of 0%, a risk-free interest rate of 3%, an expected option life of 2 years and an expected volatility of 139%. In accordance with the provisions of APB No. 25, this fair value compensation was expensed in the accounts and credited to additional paid-in capital. These options were subsequently cancelled on December 1, 2005.

ITEM 6           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes related thereto which have been audited and prepared in accordance with the accounting principles generally accepted in the United States of America. The discussion of results, causes and trends should not be construed to imply any conclusion that such results, causes or trends will necessarily continue in the future.

a) Brief Company History and Development

ActionView International, Inc. formerly known as Acquisition Media, Inc. was incorporated on January 26, 1986, as Vantage, Inc., under the laws of the State of Nevada. It currently trades on the OTC Bulletin Board under the symbol "AVWI" and is referred to in this Form 10-KSB as the "Company", the "Registrant" or the "Issuer".

Following a number of name changes since incorporation, the Company changed its name again to ActionView International, Inc. on August 20, 2003. This was done to better reflect its new business operations during the process of acquiring 100% of ActionView Advertising Systems, Inc. (“ActionView”) and related Intellectual Property Rights through its 100% owned subsidiary company, 6126421 Canada Ltd (“612 Canada”). These acquisitions closed in September 2003.

The Company custom-designs, markets and manufactures illuminated programmable motion billboard signs for use in airports, mass transit stations, shopping malls and other high traffic advertising locations designed to reach people on the go with targeted messaging. The Company’s business model has two main revenue streams: (i) advertising revenues from Company- owned signs placed in high traffic locations being shared with Ad Agencies, location owners and local business partners; and (ii) sale of signs to franchise operators along with on-going royalty revenue from the advertising generated from these signs in the local market areas. This has been the Company’s primary business since its inception.

The Business

The business plan is based upon the Company maintaining ownership of its manufactured signs to generate recurring monthly revenues from signs placed under long term contracts into airports, train stations, convention centers, shopping malls, supermarkets, department stores, movie theatres, gas stations, and other high traffic locations. These revenues from Company signs will be shared with the sellers of the advertising and the sign location landlord.

The Company’s billboard signs utilize digital motor controllers and proprietary source code for enhanced performance and offer the following advantages over their stationary counterparts: (i) the display of multiple advertisements in a single location, typically where space is at a premium and (ii) the necessary movement to attract the attention of passersby. (studies have shown that motion billboard advertising increases the likelihood of attracting attention by 3 to 4 times over static billboards) The Company targets the point of purchase advertising market in North America and the outdoor advertising market in the Orient, the Middle East and Australia. The significant developments in China and Australia are described more fully below.

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

Manufacturing was moved off-shore from Canada to China in 2003 in order to benefit from the mass manufacturing capabilities and economies of scale in China. The Company’s signs are being assembled in China by a team of design engineers and computer technicians located in Guangdong Province, China.

Sales of the ActionView product began with a franchising program that exposed the product to shopping mall markets in Canada and the United States. Over the past 18 to 24 months, the Company has expanded its business model to international markets through strategic alliances for the ActionView product lines in conjunction with revenue sharing programs.

The detailed arrangements regarding the acquisition of ActionView Advertising Systems Inc in September 2003, including related Intellectual Property Rights, are described fully in Item 1 (a) of this report.

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

Revenue Recognition

ActionView generates or plans to generate its revenue primarily from three sources:

i) revenue from sale of advertising – earned when Company-owned signs are placed in point-of-purchase and high traffic advertising locations. This revenue is shared with the ad agencies who sell the advertising, the location owners and the local business partners who put the contracts together, and is recognized over the period when the advertising is provided.

ii) revenue from franchise operators – earned from start-up franchise fees, from on-going royalty fees on advertising revenues generated on the signs sold to the franchisees, and from fees on signs when sold by the franchisees to 3rd parties. Non-refundable franchise fees are earned when all material services relating to the sale have been substantially performed by the Company including arranging the franchise agreements and providing initial training services and related materials.

iii) revenue from sale of signs – earned when signs are sold to franchise operators or large volume customers.

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

Signs manufactured for rental to ad agencies and/or sign location landlords, located primarily in offshore markets, are recorded as fixed assets at laid down cost. Cost is amortized on a straight line basis less residual value over the estimated useful life of 5 years. The book value of rental signs is reviewed for impairment whenever circumstances indicate that it exceeds fair value and the full amount is not recoverable from undiscounted future cash flows.

Goodwill and Intangible Assets

The Company has adopted the provisions of the Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. Goodwill and other intangible assets with indefinite lives are no longer amortized under SFAS 142, but instead are tested for impairment at least annually. In addition, intangible assets with a definite life are amortized over that expected life and tested for impairment at least annually or whenever events or circumstances indicate a revision to the remaining period of amortization is warranted.

Prior to December 31, 2005, goodwill arising from the acquisition of ActionView in September 2003 was carried at fair value and the cost of Intellectual Property Rights acquired was amortized on a straight line basis over 10 years. The determination of any impairment of goodwill and Intellectual Property Rights includes a comparison of net carrying value with estimated future operating cash flows anticipated during the remaining life; and is dependent on the Company’s ability to continue operating as a going concern. During the annual impairment review the Company determined that the carrying value of its goodwill and Intellectual Property Rights at December 31, 2005, was fully impaired.

Recent accounting pronouncements

Of the five recent accounting pronouncements identified in the notes to the financial statements, management believes that three of them will have no impact on the financial statements of the Company and two are currently being evaluated as to possible impact.

The three with no impact on the financial statements of the Company are:

i)

“'Exchanges of Non-Monetary Assets – An Amendment of APB Opinion No. 29” (SFAS No.153) issued by the Financial Accounting Standards Board’s (“FASB”) in December 2004 effective for fiscal years ending after June 15, 2005.

ii)	“Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47)” issued in March 2005 effective for fiscal years beginning after December 15, 2005.

iii)	“Accounting Changes and Error Corrections” (SFAS No. 154) issued by FASB in May 2005 effective for fiscal years beginning immediately.

The two currently being evaluated as to possible impact are:

i)	“Share Based Payment” (SFAS 123R) issued by FASB in December 2004 as a revision to “Accounting for Stock-Based Compensation” effective for fiscal years beginning after December 15, 2005.

ii)

“The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP FAS 115-1) issued by FASB in November 2005 effective for fiscal years beginning after December 15, 2005.

c) Results of Operation

The financial statements for the year ended December 31, 2005 (“2005 year”) are compared below to the financial statements for the year ended December 31, 2004 (“2004 year”).

Net Sales

The Company reported revenues of $83,182 for the 2005 year compared to $130,866 for the 2004 year. This revenue decrease resulted from lower advertising revenue from signs placed in three Vancouver shopping malls; significantly lower sign sales to franchisees and other customers, offset to some extent by increased royalties from an existing franchisee. Advertising revenue from the installation of Company-owned signs at the Guangzhou airport was fully expected by the 4th quarter 2005 but was delayed due to requested billboard modifications and Chinese construction / infrastructure methodology. At present, revenue start-up from the first phase of the China Airport project is expected in the second quarter 2006 subject to the receipt of final installation permits from the airport authority.

Gross Profit

The Company realized a 53% gross margin in the 2005 year generating a gross profit of $43,962 compared to 50% and $65,660 in the 2004 year.

Operating Expenses

The Company reported operating expenses of $1,196,396 in the 2005 year compared to $1525,372 in the 2004 year. This net $328,976 decrease in operating expenses in the 2005 year was due to the following:

–	significant decrease in consulting fees to $3,750 from $215,200 due to changes in financial management / reporting personnel in 2005, now being charged to salaries and management fees at much lower rates.

–	decrease in product development expenses to $134,938 from $151,362 due to third quarter completion of the bus stop sign improvements at the Guangzhou airport including four-line LED display, new exterior finish, relocated control unit, and a new lighting system. These signs have been ready for installation since September 2005.
–	small decrease in depreciation and amortization expense to $267,805 from $269,588.
–	small decrease in marketing expenses to $76,078 from $79,542 despite making good progress in the Australian and Las Vegas markets.
–	significant decrease in investor relations expense to $108,722 from $367,287 due to reduction in press releases caused by delays in the Guangzhou project following the distribution of a high cost investor awareness package to 450,000 prospective investors in the 2004 year.
–	small decrease in professional fees to $77,971 from $80,223 as audit and legal costs leveled off pending transition from development stage to commercial operations.
–	increase in management fees to $279,215 from $187,434 due to the addition of a contract financial professional to the management team primarily for stock-based compensation.
–	increase in office and administration expenses to $158,795 from $151,953 due to increase in management travel, long distance phone charges and other corporate overheads in support of increased marketing activities in China and Australia partially offset by a reduction in bad debts.
–	significant increase in finance and interest expense to $76,737 from $16,171 due to $534,000 of new interest bearing debt during 2005 (net of repayments) required to build the signs for China and Australia and also provide working capital for on-going Company operations.

Intangible Assets Written-off

The carrying value of Intellectual Property ($1,707,216) and Goodwill ($431,572) was subject to significant judgment and estimation along with an annual impairment assessment. During the December 31 2005 assessment, the Company decided to write-off both of these assets, except for nominal value of $1, primarily due to the installation delays at the Guangzhou airport and for accounting and transparency reasons. However, these one time non-cash charges will be of benefit to reporting in future years by not having to absorb the amortization expenses against the Company’s earnings.

Net Loss

The net loss increased to $3,291,221 in the 2005 year from $1,459,712 in the 2004 year mainly due to the intangible assets written-off of $2,138,787 which was partially offset by the $328,976 decrease in operating expenses, both explained above in detail.

d) Liquidity and Capital Resources

At December 31, 2005, the Company had a cash balance of $130,739 together with a working capital deficiency of $230,793 compared to a cash balance of $32,305 and a working capital deficiency of $360,661 at December 31, 2004.

The $98,434 increase in cash during the 2005 year ($9,550 decrease during the 2004 year) relates to the following:

–	Net cash used in operating activities was $679,172 in the 2005 year ($685,529 in the 2004 year) arising from the year’s net loss significantly offset by the add-back of non-cash charges including stock-based compensation, finance expense on beneficial conversion features and the intangible asset write-offs.

–	Net cash used in investing activities was $205,985 in the 2005 year ($115,940 in the 2004 year) due to the continued investment in rental signs for the Guangzhou and IGA projects in China and Australia respectively.

–	Net cash flow from financing activities was $983,591 in the 2005 year ($791,919 in the 2004 year) arising primarily from debt and equity financing but also from the accrued but unpaid compensation due to related parties.

As at December 31, 2005, the Company had debt obligations totaling $667,788 as follows:

(i) Royal Bank of Canada (“RBC”) line of credit of $34,305, bearing interest at RBC prime plus 1.55% per annum repayable on demand.

(ii) Convertible promissory notes of $335,700, bearing interest at 15% per annum repayable in cash or shares at the option of the note holder one year from the date of issuance.

(iii) Business Development Corporation (“BDC”) loan of $18,524, bearing interest at BDC prime plus 4% per annum with monthly principal repayments of $686 (Cdn $800) plus interest commencing October 2002 and maturing March 2008.

(iv) BDC loan of $15,780, bearing interest at BDC prime plus 2% per annum with monthly principal repayments of $686 (Cdn $800) plus interest commencing June 2002 and maturing November 23, 2008.

(v) Convertible non-interest bearing loans of $61,500 discounted to $38,479 with unspecified repayment terms.

(vi) CLX Investment Company line of credit of $225,000, bearing interest at 8% per annum repayable by an amount equal to 25% of net quarterly income of the Company or $75,000 whichever is greater, commencing on the earlier of May 31, 2007 or the month following the quarter in which the Company generates net quarterly income of at least $150,000. At present, there are no outstanding repayment obligations.

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

e) Plan of Operation for Next Twelve Months

Current Projects and Operating Agreements

While the United States would appear to be the obvious market, large scale replacement of static signs would be required to obtain “slotting space” and numerous long term competitor contracts are still in effect at the high traffic outlets. Thus, a strategy of penetrating newer, rapidly growing and as yet under-served marketing opportunities appeared to be a logical course of action to the Company. Through management contacts and long term relationships, the Company has established strong beachheads in China and Australia and intends to utilize these installations as a “show and tell” demonstration method for rapidly obtaining additional business in those countries.

The Company, through its foreign partners, has entered into agreements during 2005 for the placement of 350 signs, subsequently increased to 610 signs subject to final written agreements, in China and Australia as follows:

China and Hong Kong

In May 2005, AVFE entered into a five year revenue sharing agreement with Chaungrun Media Ltd (“Chuangrun”), a Hong Kong corporation which currently operates an established advertising business in

China. The Company owns 50.1% of AVFE and the other 49.9% owner of AVFE is a local business group headed by AVFE’s Managing Director. Chuangrun,is responsible for obtaining the site locations and the advertisers for the Company-owned scrolling signs; the Company is responsible for the delivered cost of manufactured signs; and AVFE is responsible for the installation and on-going maintenance of the signs.

Through Chuangrun and AVFE, the Company has two contracts at the new Guangzhou Baiyun Airport in Southern China for the placement of: (i) 50 double-sided 4’x6’ Company-owned billboards in the airport-link outdoor bus stop locations, each scrolling 12 posters; and (ii) 100 indoor panorama 10’x5’ Company-owned billboards at the international arrivals and domestic departures locations, each scrolling 3 posters.

The 50 bus stop signs have been paid for by the Company and are now ready for installation following unexpected delays relating to custom design changes requested by the airport authority and the construction / infrastructure methods used in China to prepare the airport site. When final permits are received from the airport authority, these signs will be installed which should lead to revenue generation in the second quarter 2006. After a reasonable work-in period for the bus stops the 100 indoor panoramas will be manufactured and installed, provided the necessary funds can be raised by the Company.

Chuangrun has negotiated advertising contracts with a national Advertising Agency in China, Chi Shang Ling Yue Advertising Agency, for $6.425 million covering their clients’ use of 60% of the outdoor sign space in the first full year and $13 million for use of 70% of the indoor sign space in the first full year. Clients secured by the Agency include China Mobile, China Unicom, Ping An Insurance, Samsung, LG, etc. Under the Chuangrun contracts, the ActionView Group is entitled to approximately 15% of the gross advertising revenues generated from the signs once they are installed and advertising posters are in place.

Australia and New Zealand

In June 2005, AVAU entered into a three year revenue sharing agreement with Open Media Management Pty Ltd (“Open Media”), an Australian corporation with ties to the advertising community and business establishment in Australia and New Zealand. The Company has an option to purchase 51% of AVAU for a nominal amount at any time. The other 49% owner of AVAU is a local business group headed by AVAU’s Managing Director. Open Media and AVAU are responsible for obtaining the site locations and the advertisers along with installation and on-going maintenance of the Company-owned scrolling signs; and the Company is responsible for the delivered cost of manufactured signs.

Open Media has negotiated a contract with IGA Distribution Pty Ltd for the placement of a minimum 200 4’x6’ scrolling signs in the IGA supermarket chain across Australia over the next six to twelve months. Subsequent to the year end, the minimum number of signs was increased to 460, subject to completion of a final agreement currently in progress. About 40 of the 460 signs required by IGA have been built and paid for by the Company. Approximately $1.4 million is required from new fund raising or operating cash flows in order for the Company to meet this commitment.

Advertising contracts for the signs are presently being secured through Open Media and its strategic / operational partner, Adshel/ Clear Channel which is part of the world’s largest global outdoor media company with over 800,000 outdoor advertising displays. Under the Open Media contract, the ActionView Group is entitled to approximately 20% of the gross advertising revenues generated from the signs once they are installed and advertising posters are in place.

Vancouver, British Columbia

The Company continues to generate relatively small amounts of revenue from 4 rental signs located in 3 Vancouver shopping malls. Some expansion plans are currently in progress.

Other growth opportunities

Asia: News of the innovative ActionView bus-stop signs in Guangzhou has reached other airports in China and Chuangrun is presently in negotiations with some of them. Moreover, other markets in Asia are being explored and the Company believes that opportunities abound in this region. With a solid base of billboards in the larger countries, expansion into ancillary areas should be possible on a consistent basis over the next few years.

India: Representatives from a business group in India, who learned about the Company success at the Guangzhou airport project, visited the ActionView manufacturing facility in China in late October with the CEO and the Director of Manufacturing. Discussions continue regarding potential development of the ActionView airport advertising program in India Dubai, UAE: Good potential exists with the ActionView franchise in Dubai through the sale of signs and the earning of royalties from local advertising. Although this business has proceeded more slowly than anticipated, 3 ActionView signs were sold recently for placement and beta-testing into a chain of gas stations (Emirate Petroleum). So far the test results have gone well with nearly all advertising spaces sold out. The next phase will be the placement of 25 more signs throughout the gas station chain which should generate revenue for the Company from sign sales and related royalties in the coming months.

Yellowknife, Northwest Territories, Canada: The Company is now receiving royalty revenue from the local advertisments placed on 8 ActionView signs sold to this franchise operation over the last 2 years. This revenue is expected to continue into the foreseeable future due to a strong economy in the region.

Las Vegas, USA: ActionView Nevada Ltd was set up during the year as a new franchise to help develop the lucrative Las Vegas market including the McCarron International Airport, bus stop shelters along the Las Vegas strip and casinos. Other US business opportunities are also being pursued by the company’s sales agent in Las Vegas mainly in market sectors less developed by the major competitors such as convention centers, supermarket chains and auto dealerships. The Company expects to see meaningful results from these pursuits during the current fiscal year.

Product Development

The Company's design and production staff was successful in developing several new products and support technologies during 2004 and 2005 which helped to secure the two China contracts at the Guangzhou Airport. The most significant of these new products has been the designing and manufacturing of the ActionView double sided 12 poster scrolling sign combined with an LED sign attached on the top. The LED feature is used by the airport to convey messages to the general public using the airport. The scrolling posters generate revenue for the airport from the advertising displayed on them.

The Company is committed to continuing its product development efforts in order to keep meeting ongoing customer demands for new and improved products. A more detailed discussion of the Company’s product development program is included in Item 1b) above.

Expected profitability and capital requirements

The Company’s primary goal over the next eighteen months is to place or sell up to 1000 signs into a growing network of international contacts and business relationships. The Company is well on its way with 60% of the objective already under contracts in China and Australia. It is expected that Q2-06 will be a turn-around quarter leading to the start of a break-even year in 2006 for the ActionView Group based on generating approximately $2.3 million in consolidated revenues.

While the Company’s financial projections are relatively easy to determine and verify, ie. cost of each sign, advertising revenues per sign, etc., it is rather more difficult to project the signing of new contracts. This means the projections can be skewed upward or downward depending on the completion or otherwise of the contracts currently in progress. However, some should be close at hand after the first 150 signs are installed at Guangzhou. Moreover, the manufacture and installation of the signs are subject to a number of scheduling issues and the challenges of dealing with remote markets, eg. the Chinese New Year in February caused an additional 4 week delay in the installation of the first signs at the Guangzhou Airport.

Accordingly, the Company has chosen to take a conservative approach to its revenue projections as follows:

(i) only those signs to be installed under signed contracts and/or contracts currently being negotiated with a high probability of completion have been included;

(ii) only 80% of expected monthly advertising revenues from the signs in the pipeline has been included starting the month after installation;

(iii) 45 days have been added to the anticipated installation dates of the signs across the board.

Should all of the signed and known potential contracts come to fruition by end of the 2nd half 2006, the 2007 revenues for the ActionView Group would be approximately $7 million or 3 times greater than 2006 producing bottom line income of approximately $1.7 million. This is the result of adopting a unique profit sharing arrangement which provides incentives to all parties and allows the Company to leverage their opportunities rapidly without the addition of technical staff, an in house sales force and other costly administrative personnel. Thus, profit growth will increase proportionally over costs as revenues ramp up because selling, general and administrative expenses are projected to rise only moderately and decline as an overall percentage of revenues.

As mentioned above, these projections do not take into consideration the high probability of further expansion into China, Australia and North America nor the possibility of selling the signs to third party owners and operators in any of these markets should management decide it is prudent to do so.

This business plan is quite ambitious and requires the Company to raise approximately $2.0 million in financing over the next six months primarily for inventory buildup against firm orders. A two stage financing is expected, raising approximately $1,000,000 equity in the first round with a strong possibility of debt in the second round as cash flow will be much stronger and more predictable later in the year, and assets (the signs) will have been bolstered considerably.

The approximate use of the funds will be as follows:

Sign manufacturing	$1,500,000
Working capital for on-going operating expenses	$ 350,000
Product development	$ 100,000
Contingency allowance	$ 50,000

Total	$2,000,000

However, there are various risk factors beyond the Company’s control. There can be no assurance it will be able to obtain this additional financing required to meet its objectives. Failure to do so could result in the Company being unable to meet its commitments and continue its operations.

Additions to Management Team

The Company plans to expand its management team with two key appointments scheduled for the second quarter 2006, Director of Sales & Marketing for North America and Chief Financial Officer.

Filling these positions will allow existing management to concentrate on business strategy, operations, manufacturing and product development for benefit of the business in general and the shareholders in particular.

f) Contractual Obligations and Off-Balance Sheet Arrangements

The following table provides a summary of the Company’s contractual obligations at December 31, 2005:

	2006	2007	2008
Convertible promissory notes payable	$335,700 (1)	Nil	Nil
Long term debt repayments	$16,466	$241,466 (2)	$1,373
Office/ warehouse lease payments	$ 28,680	Nil	Nil
Total	$380,846	$246,466	$1,373

(1) may be converted into common stock of the Company at a 15% discount to the volume weighted average price during the 10 days prior to the due dates after one year from issuance at the note holders’ option.

(2) excludes non-interest bearing convertible loans amounting to $61,500 which will be converted into common stock of the Company at maturity.

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

There have been no significant changes in the Company's internal controls over financial reporting during the fiscal year ended December 31, 2005 that have materially affected or are reasonably likely to materially affect, the internal controls over financial reporting.

ITEM 8B           OTHER INFORMATION

There were no events or activities required to be reported hereunder during fourth quarter of the year covered by this report which have not previously been reported on Form 8K.

PART III

ITEM 9           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table contains disclosure concerning the directors, officers and control persons of the Company. There are no persons who have acted as a promoter, controlling person, or significant employee of the Company other than as disclosed below.

Name	Position	Ages	Date Elected
Christopher Stringer	President, Chief Financial Officer and Director	62	August 2003 to present
Rick Mari	Chief Executive Officer, Treasurer and Director	52	August 2003 to present

Christopher Stringer, President, CFO and Director

Christopher Stringer, age 62, is the President, Chief Financial Officer, and a Director of the Company and a Director of its wholly-owned Canadian subsidiary, ActionView Advertising Systems, Inc. Mr. Stringer has been with ActionView Advertising Systems, Inc. for over six years and is one of its founders. Prior to that, he was a self-employed franchise management consultant and has spent the past 25 years as a business innovator, with specific expertise in the initial organization, development, operations and leadership of both new and established service companies.

As President of ActionView International, Mr Stringer brings a strong background as a business leader of international companies. He was a founder of Molly Maid International, Inc., which now has 500 franchisees in four countries. He has also managed the development of ServiceMaster in Canada. Prior to that he managed the expansion of Loomis Courier Services into the Eastern United States and Canada.

Rick Mari, CEO, Secretary and Director

Rick Mari, age 52, is the Chief Executive Officer and a Director of the Company and a Director of its wholly-owned Canadian subsidiary ActionView Advertising Systems, Inc. for the last six years. Prior to that, he was employed by Productive Electronic Marketing Inc., a company which developed electronic advertising and signage products.

Rick directs the product development and manufacturing of the ActionView scrolling sign and still-view product. Over the past eight years, he developed the original ActionView scrolling billboard, 4x6 sign, and all related improvements in the technology taking advantage of his twenty years of experience as President and owner of Productive Electronic Marketing Ltd.

ITEM 10            EXECUTIVE COMPENSATION

The following table sets forth in summary form, the compensation received by the directors and senior officers of the Company for the three years ended December 31 2004, 2003 and 2002. The Company does not have a Compensation Committee.

Name and principal position (a)	Year (b)	Annual Compensation			Long-term compensation
		Salary ($) (c)	Bonus ($) (d)	Other Annual Compen sation ($) (e)	Awards		Payouts	All other Compen sation ($) (i)
					Restric ted Stock Awards ($) (f)	Securities Underlying options/ SARs (#) (g)	LTIP payouts ($) (h)
Chris Stringer- President ,Chief Financial Officer and Director	2005 2004 2003	100,840 99,696 33,485	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Rick Mari – Chief Executive Officer, Treasurer and Director	2005 2004 2003	100,840 99,696 25,200	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

(c)

The dollar value of base salary accrued of which $26,206 was paid in cash to Mr Stringer ($24,452 in 2004) and $11,371 was paid in cash to Mr Mari ($24,452 in 2004). During the current year, the company issued 2,500,000 shares of Rule 144 restricted common stock at $0.08 per share for the settlement of $200,000 of these amounts and similar related party debt from the prior year.

(d)	The dollar value of bonus received (cash and non-cash)
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

ii) Other Arrangements.

Stock Option Plans

In September 2003, the Company adopted a Non-Qualified Stock Option Plan (the “Plan”) which authorizes the issuance of up to 1,750,000 shares of common stock on exercise of options granted pursuant to the Plan. In addition, the Company adopted a Stock Bonus Plan which authorizes the issuance of up to 1,000,000 shares of common stock. Under the Stock Bonus Plan, the Company’s employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company’s shares, provided however that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

In September 2003 and pursuant to the Plan, the Company granted options to purchase 1,475,000 shares of common stock to the Company’s officers, directors, employees and to consultants of the Company exercisable at a price of $0.50 per share for the two years ending September 30, 2005. These options were recorded at a fair value of $446,100 at the date the options were granted using the Black-Scholes option pricing model assuming a dividend yield of 0%, a risk-free interest rate of 3%, an expected option life of 2 years and an expected volatility of 145%. In accordance with the provisions of APB No. 25, this fair value compensation was expensed in the accounts and credited to additional paid-in capital. These options expired on September 30, 2005.

In December 2003 and pursuant to the Plan, 50,000 options were granted to consultants of the company exercisable at a price of $0.50 per share for the two years ending December 31, 2006. These options were recorded at a fair value of $30,200 at the date the options were exercisable using the Black-Scholes option pricing model assuming a dividend yield of 0%, a risk-free interest rate of 3%, an expected option life of 2 years and an expected volatility of 139%. In accordance with the provisions of APB No. 25, this fair value compensation was expensed in the accounts and credited to additional paid-in capital. These options were subsequently cancelled on December 1, 2005.

A summary of the Company’s outstanding stock options to directors, employees and consultants as of December 31, 2005 and 2004 and changes during these years is presented below:

	2005		2004
		Exercise		Exercise
	Options	Price	Options	Price
Balance, beginning of year	1,275,000	$0.50	1,525,000	$0.50
Granted	-	-	-	-
Exercised/expired/cancelled	(1,275,000)	-	(250,000)	-
Balance, end of year	-	-	1,275,000	$0.50

Each option represents the right to purchase one share of the Company’s common stock. The Plans have not been approved by the Company’s shareholders. A summary of the Company’s remaining stock options available for granting to directors, employees and consultants pursuant to the plans as of December 31, 2005 is as follows:

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued as Stock Bonus	Remaining Options/ Shares Under Plans
Non-Qualified Stock Option	1,750,000	0	0	1,750,000
Stock Bonus Plan	1,000,000	0	0	1,000,000

Retainer Stock Plan

In January 2005, the Company implemented a Retainer Stock Plan. Under the Plan, 3,000,000 shares of common stock of the Company can be issued to compensate directors, employees and consultants for services rendered to the Company. In January 2006, the Company registered an additional 3,000,000 shares of common stock under the plan. To date, 3,358,677 shares have been issued under the Plan.

The terms of the Plan are fully disclosed in the Form S-8 registration statements filed with respect to the Plan, including the following:

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

Any shares issuable under the Plan, although registered by way of the Form S-8 registration statement, may require a resale prospectus prior to resale by affiliates or others.

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

Name and Address	Position	Amount of Stock Beneficially Owned	Percentage of Class
Rick Mari 4329 West 3rd Ave Vancouver, BC Canada	Chief Executive Officer, Secretary, Director and greater than 5% shareholder	6,463,216 (1)	16.1%
Christopher Stringer 1121 Crestline Rd West Vancouver BC Canada	President, Chief Financial Officer, Director, and greater then 5% shareholder	3,856,784 (2)	9.6%
Thomas Schulte 1900 Faywood St Las Vegas, NV	Franchisee and sales agent	2,523,760	6.3%
Directors, Officers and 5% stockholders in total (3 Persons)		12,843,760	31.9%

1.

Of the 6,463,216 common shares attributed to Rick Mari, 1,468,216 are common shares which he owns and which were issued to him in settlement of debts the Company incurred to him. The remaining 4,995,450 shares are held in trust by the Trustee in the event that Rick Mari wishes to exchange his 4,995,450 Exchangeable Shares for them. Rick Mari, not the Trustee, has the right to vote these Exchangeable Shares at any meeting of the Company’s shareholders.

2.

Of the 3,856,784 common shares attributed to Christopher Stringer, 1359,109 are common shares which he owns and which were issued to him in settlement of debts the Company incurred to him. The remaining 2,497,675 shares are held in trust by the Trustee in the event that Christopher Stringer wishes to exchange his 2,497,675 Exchangeable Shares for them. Christopher Stringer, not the Trustee, has the right to vote these Exchangeable Shares at any meeting of the Company’s shareholders.

ITEM 12            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Shares Issued to Officers and Directors

Pursuant to an agreement stated September 9, 2003, the Company, through its wholly-owned Canadian subsidiary (6126421 Canada Ltd.) acquired 100% of the issued and outstanding common shares of Action View Advertising Systems, Inc. 6126421 issued 1,000,000 exchangeable shares to the existing shareholders of Action View Advertising Systems, Inc. in exchange for 100% ownership of the Company.

Of the 1,000,000 Exchangeable Shares issued to the shareholders of Action View Advertising Systems, Inc., 200,000 were issued to Rick Mari and 100,000 were issued to Chris Stringer.

Pursuant to an agreement dated September 9, 2003, the Company, through its wholly-owned Canadian subsidiary (6126421 Canada Ltd.) issued 7,422,675 Exchangeable Shares to the principals of Action View Advertising Systems, Inc. (Rick Mari and Christopher Stringer) for the Intellectual Property Rights they held as the developers of the ActionView products. Of the 7,422,675 Exchangeable Shares issued, 4,948,450 were issued to Rick Mari, and 2,474,225 were issued to Christopher Stringer. Subsequently in 2003, 350,000 Exchangeable Shares were converted into shares of common stock in the Company.

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

Concurrent with the acquisition of Action View Advertising Systems, Inc., the Company issued 327,325 rule 144 restricted shares of common stock in settlement of a total of $98,198 owing to two officers of ActionView who became directors of the Company. 218,216 shares were issued to Rick Mari and 109,109 shares were issued to Christopher Stringer.

During the year ended December 31, 2005, the Company issued 2,500,000 shares of Rule 144 restricted shares of common stock in settlement of $200,000 of amounts owing to the Company officers who are also directors. 1,250,000 shares were issued to both Rick Mari and Christopher Stringer.

ITEM 13            EXHIBITS AND REPORTS ON FORM 8-K

The exhibits to be filed with this Form 10-KSB are listed below in the Exhibit Index.

There were no Reports on Form 8-K filed during the fourth quarter of the fiscal year ended December 31, 2005.

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

Audit fees

During the fiscal years ended December 31, 2005 and December 31, 2004, the Company incurred approximately $35,000 and $34,000 respectively in fees to its principal independent accountants for professional services rendered in connection with the audits of the Company’s financial statements and for other accounting services consisting of review of the Company’s quarterly reports filed on Forms 10Q-SB and its annual report filed on Form 10K-SB.

Financial Information Systems Design and Implementation Fees

During fiscal year ended December 31, 2005, the Company did not incur any fees for professional services rendered by its principal independent accountant for certain information technology services which may include, but is not limited to, operating or supervising or managing the Company’s information or local area network or designing or implementing a hardware or software system that aggregate source data underlying the financial statements.

All Other Fees

During fiscal year ended December 31, 2005, the Company incurred $8,000 in other fees for professional services rendered by its principal independent accountant for all other non-assurance services which may include, but are not limited to tax-related services, actuarial services or valuation services.

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Report on Form 10KSB for the year ended December 31, 1997) - previously filed.

3.2	By-Laws (incorporated by reference to Exhibit 3.3 of the Report on Form 10KSB for the year ended December 31, 1997) - previously filed.

31.1	Section 302 certification of Chief Executive Officer

31.2	Section 302 certification of Chief Financial Officer

32.1	Section 906 certification of Chief Executive Officer

32.2	Section 906 certification of Chief Financial Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTIONVIEW INTERNATIONAL, INC.

Dated: March 30, 2006	By:	/s/ Christopher Stringer
Christopher Stringer
President, Chief Financial Officer and Director

Dated: March 30, 2006	By:	/s/ Rick Mari
Rick Mari
Chief Executive Officer, Secretary and Director

ACTIONVIEW INTERNATIONAL, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of ActionView International, Inc.

We have audited the consolidated balance sheets of ActionView International, Inc. (the “Company”) (a development-stage company) as of December 31, 2005 and 2004 and the related consolidated statements of operations and deficit, stockholders’ equity and cash flows for the years then ended and for the period from January 26, 1986 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company’s financial statements as at December 31, 2002, and for the year then ended were audited by other auditors whose report dated March 9, 2003 included an explanatory paragraph regarding the Company's ability to continue as a going concern. The Company’s financial statements as at December 31, 2001, and for the period from January 26, 1986 (date of inception) to December 31, 2001 were audited by other auditors whose report dated March 12, 2002, included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The financial statements for the period from January 26, 1986 (date of inception) to December 31, 2002 reflect a total net loss of $1,591,629 of the related cumulative totals. The other auditors’ reports have been furnished to us, and our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the reports of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2005 and 2004 and the results of its operations and its cash flows and the changes in stockholders’ equity for the years then ended and for the period from January 26, 1986 (date of inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has realized significant losses and further losses are anticipated. At December 31, 2005 the Company had a working capital deficiency of $230,793, has incurred losses since inception of $7,303,976 and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Dale Matheson Carr-Hilton LaBonte”

CHARTERED ACCOUNTANTS

Vancouver, B.C.
March 24, 2006

ACTIONVIEW INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004
	$	$
ASSETS

CURRENT ASSETS
Cash	130,739	32,305
Accounts receivable, net of allowance for doubtful accounts	19,865	25,734
Inventory	121,964	139,531
Deferred finance charges and prepaids (Note 3)	210,986	30,279
	483,554	227,849

PROPERTY AND EQUIPMENT(Note 4)	311,663	150,803
LONG TERM DEFERRED FINANCE CHARGES (Note 9)	41,125	-
INTELLECTUAL PROPERTY RIGHTS (Note 5)	1	1,929,896
GOODWILL (Note 6)	-	431,572

	836,343	2,740,120

LIABILITIES

CURRENT LIABILITIES
Bank indebtedness (Notes 4, 7 and 15)	34,305	83,084
Accounts payable and accrued liabilities	182,485	318,137
Deferred revenue	1,338	2,335
Convertible promissory notes payable (Note 8)	335,700	-
Current portion of convertible and other long-term debt (Note 9)	16,466	17,307
Due to related parties (Note 10)	144,053	167,647
	714,347	588,510

CONVERTIBLE AND OTHER LONG-TERM DEBT (Note 9)	281,317	33,234

	995,664	621,744

CONTINGENCIES AND COMMITMENTS (Notes 1 and 14)

STOCKHOLDERS' EQUITY

COMMON STOCK (Note 11)
$0.001 par value; 75,000,000 shares authorized
31,539,282 issued and outstanding (December 31, 2004 - 21,316,515)	31,539	21,316
EXCHANGEABLE SHARES (Note 6)	2,421,803	2,421,803
ADDITIONAL PAID IN CAPITAL	4,508,513	3,559,812
OBLIGATION TO ISSUE SHARES	52,000	52,000
COMMON STOCK PURCHASE WARRANTS	130,800	76,200
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE	(7,303,976)	(4,012,755)

	(159,321)	2,118,376

	836,343	2,740,120
SUBSEQUENT EVENTS (Note 15)

The accompanying notes are an integral part of these consolidated financial statements.

ACTIONVIEW INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

			Cumulative
	For the Years Ended		From Inception
	December 31,		(January 26, 1986) to
	2005	2004	December 31, 2005
	$	$	$
REVENUE
Advertising revenue	45,148	50,558	123,554
Sign sales	19,328	69,200	90,080
Royalties and other	18,706	11,108	41,204
Total sales	83,182	130,866	254,838

COST OF SALES	39,220	65,206	122,526

Gross Profit	43,962	65,660	132,312

OPERATING EXPENSES
Consulting fees	3,750	215,200	691,950
Product development	134,938	151,362	286,300
Depreciation and amortization	267,805	269,588	618,254
Marketing	76,078	79,542	191,857
Investor relations	108,722	367,287	529,576
Professional fees	77,971	80,223	299,596
Salaries and management fees	279,215	187,434	664,120
Office and general administration	158,795	151,953	1,464,367
Finance and interest expense	76,737	16,171	532,484
Loss on foreign exchange	12,385	6,612	18,997
	1,196,396	1,525,372	5,297,501

NET LOSS BEFORE WRITE-OFFS	(1,152,434)	(1,459,712)	(5,165,189)

Intellectual Property Rights written-off (Note 5)	(1,707,215)	-	(1,707,215)
Goodwill written-off (Note 6)	(431,572)	-	(431,572)

NET LOSS	(3,291,221)	(1,459,712)	(7,303,976)

DEFICIT, BEGINNING	(4,012,755)	(2,553,043)	-

DEFICIT, END	(7,303,976)	(4,012,755)	(7,303,976)

BASIC NET LOSS PER SHARE	(0.13)	(0.07)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	25,410,175	19,802,542

The accompanying notes are an integral part of these consolidated financial statements

ACTIONVIEW INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

							Common
	Common Shares		Exchangeable Shares		Additional	Obligation	Stock		Total
	Number of		Number of		Paid-in	to Issue	Purchase	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Warrants	Deficit	Equity

Balance - December 31, 2003	16,300,015	$16,300	8,072,675	$2,421,803	$2,952,628	$0	$56,700	-$2,553,043	$2,894,388
Stock options granted					$30,200				$30,200
Exercise of warrants on a cashless basis at $0.001 per share	1,741,500	$1,741			-$1,741				$0
Units issued under Regulation S for cash of $0.50 per unit	250,000	$250			$112,250		$12,500		$125,000
Units issued under Regulation S for cash of $0.40 per unit	175,000	$175			$62,825		$7,000		$70,000
Private placement shares issued under Reg D, Rule 506 for cash of
$0.20 per share, net of share issue costs	2,500,000	$2,500			$388,000	$50,000			$440,500
Exercise of warrants on a cashless basis at $0.001 per share	250,000	$250			-$250				$0
Private placement shares issued under Reg D, Rule 506 for cash of
$0.20 per share, net of share issue costs	100,000	$100			$15,900	$2,000			$18,000
Changes in capital accounts for the year	5,016,500	$5,016			$607,184	$52,000	$19,500		$683,700
Net loss for year ended December 31, 2004								-$1,459,712	-$1,459,712
Balance December 31, 2004	21,316,515	$21,316	8,072,675	$2,421,803	$3,559,812	$52,000	$76,200	-$4,012,755	$2,118,376
Private placement units issued under Reg D, Rule 501 for cash of
$0.08 to $0.10 per unit	3,025,000	$3,025			$221,975		$25,000		$250,000
S8 stock issued for various consulting services at $0.07 to $0.10 per share	1,275,177	$1,275			$123,485				$124,760
144 stock issued for consulting services at $0.10 per share	437,500	$438			$43,063				$43,500
S8 stock issued in settlement of account payable at $0.10 per share	1,468,000	$1,468			$145,332				$146,800
144 stock issued in settlement of Director's advances at $0.10 per share	2,500,000	$2,500			$197,500				$200,000
144 stock issued as equity inducement for financing services and one
promissory note at $0.15 per share	231,390	$231			$22,898				$23,129
144 stock issued as equity inducement for financing services and a
drawdown line of credit at $0.11 per share	1,285,700	$1,286			$140,141				$141,427
Stock purchase warrants granted as discount on convertible debt							$29,600		$29,600
Intrinsic value of beneficial conversion rights of promissory notes and
convertible debt					$54,308				$54,308
Changes in capital accounts for the year	10,222,767	$10,223			$948,701		$54,600		$1,013,524
Net loss for year ended December 31, 2005								-$3,291,221	-$3,291,221
Balance December 31, 2005	31,539,282	$31,539	8,072,675	$2,421,803	$4,508,513	$52,000	$130,800	-$7,303,976	-$159,321

The accompanying notes are an integral part of these consolidated financial statements

ACTIONVIEW INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative
	For the Years Ended		From Inception
	December 31,		(January 26, 1986) to
	2005	2004	December 31, 2005
	$	$	$
CASH FLOW FROM (USED IN ) OPERATING ACTIVITIES
Net loss	(3,291,221)	(1,459,712)	(7,303,976)
Non-cash items included in net loss
Depreciation and amortization	267,805	269,588	619,437
Stock based operating expenses	174,120	30,200	824,795
Finance expense on beneficial conversion features	18,558	-	381,692
Intellectual Property Rights written-off	1,707,215	-	1,707,215
Goodwill written-off	431,572	-	431,572
Warrants issued for services	-	-	98,713
Changes in non-cash working capital
Accounts receivable	5,869	61,729	51,475
Inventories	17,567	(22,685)	(93,320)
Prepaid expenses and other assets, net of stock payments	(20,808)	272,597	(11,584)
Accounts payable and accrued liabilities	11,148	162,064	831,999
Deferred revenue	(997)	690	(1,474)

NET CASH USED IN OPERATING ACTIVITIES	(679,172)	(685,529)	(2,463,456)

CASH FLOW FROM (USED IN ) INVESTING ACTIVITIES
Investment in rental signs and other property	(205,985)	(115,940)	(375,922)
Net cash acquired on acquisition of ActionView	-	-	(53,439)
Cash acquired on reorganization	-	-	23,540

NET CASH USED IN INVESTING ACTIVITIES	(205,985)	(115,940)	(405,821)

CASH FLOW FROM (USED IN ) FINANCING ACTIVITIES
Increase (decrease) in bank indebtedness	(48,779)	17,634	(5,363)
Advances from related parties	176,406	147,715	336,514
Proceeds from convertible promissory notes payable	335,700	-	878,700
Increase (decrease) convertible and other long term debt for cash, net	270,264	(26,930)	238,677
Issuance of common stock for cash	250,000	653,500	1,469,000
Additional contributed capital	-	-	82,488

NET CASH FROM FINANCING ACTIVITIES	983,591	791,919	3,000,016

INCREASE (DECREASE) IN CASH	98,434	(9,550)	130,739

CASH, BEGINNING	32,305	41,855	-

CASH, END	130,739	32,305	130,739

Supplemental disclosure with respect to cash flows (Note 13)

The accompanying notes are an integral part of these consolidated financial statements

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

(1) NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

ActionView International, Inc. (formerly Acquisition Media, Inc.) (the "Company"), was incorporated on January 26, 1986, as Vantage, Inc., under the laws of the State of Nevada.

Following a number of name changes since incorporation, the Company changed its name again to ActionView International, Inc. on August 20, 2003. This was done to better reflect its new business operations during the process of acquiring 100% of ActionView Advertising Systems, Inc. (“ActionView”) and related Intellectual Property Rights through its 100% owned subsidiary company, 6126421 Canada Ltd (“612 Canada”). These acquisitions closed in September 2003. (See Notes 5 and 6).

The Company custom-designs, markets and manufactures illuminated programmable motion billboard signs for use in airports, mass transit stations, shopping malls and other high traffic advertising locations designed to reach people on the go with targeted messaging. The Company’s business model has two main revenue streams: (i) advertising revenues from Company- owned signs placed in high traffic locations being shared with Ad Agencies, location owners and local business partners; and (ii) sale of signs to franchise operators along with on-going royalty revenue from the advertising generated from these signs in the local market areas.

In connection with its advertising business from Company-owned signs, the Company completed the incorporation of ActionView Far East Limited (“AVFE”) in February 2004 for the purpose of representing the Company and marketing its scrolling billboard products in both China and Hong Kong. The Company has a 50.1% interest in AVFE and a voting majority on the Board of Directors. Commercial operations have not yet commenced. (See Note 14).

Similarly, the Company completed a license and supply agreement with ActionView Australia (Proprietary) Limited (“AVAU”) in September 2004 for the purpose of representing the Company and marketing its scrolling sign products in both Australia and New Zealand. The Company has an option to purchase a 51% interest in AVAU for a nominal amount at any time. (See Note 14).

The Company is currently considered a Development Stage Enterprise, under the guidelines of Statement of Financial Accounting Standards (“SFAS”) No. 7.

Going concern
These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2005 the Company has a working capital deficiency of $230,793 has incurred losses since inception of $7,303,976, including the write-off of Intellectual Property Rights and goodwill amounting to $2,138,787 at December 31, 2005. Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

The continuing operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund its working capital requirements, and upon future profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Consolidated Financial Statements
These consolidated financial statements include the accounts of: (i) the Company, (ii) 612 Canada, a 100% owned Canadian subsidiary incorporated August, 2003, (iii) ActionView, a British Columbia corporation acquired effective September 9, 2003 which is 100% owned by 612 Canada, and (iv) AVFE, a 50.1% owned subsidiary incorporated in Hong Kong.

(b) Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments that are readily convertible into cash with maturity of three months or less when purchased. As at December 31, 2005, the cash and cash equivalents consist of bank deposits.

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

Property and equipment are reviewed annually for impairment and whenever circumstances indicate that the carrying amount is not fully recoverable and exceeds fair value. The carrying amount of property and equipment is

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

determined to be non-recoverable if it exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposal.

The cost of rental signs includes component parts, labour and freight up to the point of substantial completion of the signs. The signs are considered substantially complete and ready for their intended use at the earlier of the date of completion of their construction or the date when related revenue recognition commences.

(e) Disposal of long-lived assets
In accordance with SFAS 144, “Accounting for the Impairment on Disposal of Long-Lived Assets” (“SFAS 144”), the Company measures all long-lived assets that are to be disposed of by sale at the lower of book value or fair value less disposal costs.

(f) Goodwill and other intangible assets
The Company has adopted the provisions of the Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. Goodwill and other intangible assets with indefinite lives are no longer amortized under SFAS 142, but instead are tested for impairment at least annually. In addition, intangible assets with a definite life are amortized over that expected life and tested for impairment at least annually or whenever events or circumstances indicate a revision to the remaining period of amortization is warranted.

Prior to December 31, 2005, goodwill arising from the acquisition of ActionView in September 2003 was carried at fair value and the cost of Intellectual Property Rights acquired was amortized on a straight line basis over 10 years. The determination of any impairment of goodwill and Intellectual Property Rights includes a comparison of net carrying value with estimated future operating cash flows anticipated during the remaining life; and is dependent on the Company’s ability to continue operating as a going concern. (See Note 1).

During the annual impairment review the Company determined that the carrying value of its goodwill and Intellectual Property Rights at December 31, 2005, was fully impaired as described in Notes 5 and 6.

(g) Foreign currency transactions
The functional currency of the Company and 612 Canada Ltd is the U.S. dollar and that of ActionView is the Canadian dollar. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, the foreign currency financial statements of the Company’s subsidiaries are remeasured into U.S. dollars. Monetary assets and liabilities are re-measured using the foreign exchange rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the period and stockholders’ equity accounts and capital asset accounts are translated by using historical exchange rates. The resulting re-measurement gain or loss is included in the consolidated statement of operations statement.

(h) Revenue Recognition
ActionView generates its revenue primarily from three sources:

i) revenue from sale of advertising – earned when Company-owned signs are placed in point-of-purchase and high traffic advertising locations. This revenue is shared with the ad agencies who sell the advertising, the location

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

owners and the local business partners who put the contracts together, and is recognized over the period when the advertising is provided.

ii) revenue from franchise operators – earned from start-up franchise fees, from on-going royalty fees on advertising revenues generated on the signs sold to the franchisees, and from fees on signs when sold by the franchisees to 3rd parties. Non-refundable franchise fees are earned when all material services relating to the sale have been substantially performed by the Company including arranging the franchise agreements and providing initial training services and related materials.

iii) revenue from sale of signs – earned when signs are sold to franchise operators or large volume customers.

Revenue from all sources is recognized when the amount is fixed or determinable, delivery has occurred or initial services have been performed, and collection is reasonably assured. Any amounts received in advance of the goods being delivered or services being performed are recorded as deferred revenue.

(i) Income Taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the deferred tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment.

For deferred tax assets, the full amount of the potential future benefit is recorded. A valuation allowance is then used to adjust for the probability of realization.

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

(k) Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates used in preparing these financial statements are: valuation of goodwill, Intellectual Property Rights, stock purchase warrants, and the realizable value of inventories and equity component of debt.

(l) Stock-based compensation
In December 2002, the FASB issued Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), an amendment of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the period ended December 31, 2003. The Company has elected to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above.

In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount a consultant must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period.

(m) Loss Per Share
The computation of basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding common shares during the period, excluding the exchangeable shares as described in note 6, which have not yet been exchanged into common stock of the Company. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on net loss.

As of December 31, 2005, the Company had 12,751,247 potentially dilutive securities (December 31, 2004 – 16,537,675 potentially dilutive securities) in the form of exchangeable shares and share purchase warrants. The accompanying presentation only includes the basic net loss per share since the potentially dilutive securities are anti-dilutive to basic net loss per share.

(n) Comparative figures
Certain comparative figures have been reclassified to conform to the current year’s presentation.

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

(o) Recent accounting pronouncements
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Non-monetary Transactions”, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. Management is currently evaluating the impact, which the adoption of this standard will have on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).

That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. Management is currently evaluating the impact, which the

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

adoption of this standard will have on the Company’s results of operations or financial position.

In March 2005, the interpretations in Staff Accounting Bulletin (“SAB”) No. 107 expressed the views of the Securities and Exchange Commission (“SEC”) staff regarding the interaction between SFAS Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123R” or the “Statement”) and rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123R, the modification of employee share options prior to adoption of Statement 123R and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to adoption of Statement 123R. Management is currently evaluating the impact, which the adoption of this standard will have on the Company’s results of operations or financial position.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB

Statement No. 143” (FIN 47). Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. FIN 47 clarifies that liabilities associated with asset retirement obligations whose timing or settlement method are conditional on future events should be recorded at fair value as soon as fair value is reasonably estimable. FIN 47 also provides guidance on the information required to reasonably estimate the fair value of the liability. FIN 47 is intended to result in more consistent recognition of liabilities relating to AROs among companies, more information about expected future cash outflows associated with those obligations stemming from the retirement of the asset(s) and more information about investments in long-lived assets because additional asset retirement costs will be recognized by increasing the carrying amounts of the assets identified to be retired. FIN 47 is effective for fiscal years ending after December 15, 2005. Management believes this Statement will have no impact on the financial statements of the Company.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. This Statement replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. Management believes this Statement will have no impact on the financial statements of the Company.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance on determining when

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. Management is currently evaluating the impact, which the adoption of this standard will have on the Company’s financial statements.

(3) DEFERRED FINANCE CHARGES AND PREPAIDS

	December 31,	December 31,
	2005	2004

Deferred finance charges	$147,935	$0
Prepaid expenses	63,051	30,279
Total	$210,986	$30,279

At December 31, 2005, the deferred finance charges relate to the convertible promissory notes payable described in Note 8 and are comprised of the inducement fee, the embedded beneficial conversion feature and the quarterly prepaid cash interest.

(4) PROPERTY AND EQUIPMENT

	December 31,	December 31,
	2005	2004
	$	$
Rental signs	461,235	256,973
Furniture and computers	6,249	4,174
Leasehold improvements	10,785	10,785

	478,269	271,932
Less: accumulated depreciation	(166,606)	(121,129)

Net book value	311,663	150,803

Both the bank indebtedness and the Business Development Corporation loan, described in notes 7 and 9(i) respectively, are secured by a general security agreement over all the Company assets and are guaranteed by the Company’s two directors.

(5) INTELLECTUAL PROPERTY RIGHTS

By agreement effective September 9, 2003, the Company through 612 Canada acquired the Intellectual Property Rights relating to an illuminated programmable motion backlit billboard sign. 612 Canada issued 7,422,675 Exchangeable Shares to the two principals of ActionView in exchange for the

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

Intellectual Property Rights described above. The Exchangeable Shares can be exchanged into shares of the Company on a one-for-one basis at the option of the exchangeable shareholders. The Exchangeable Shares were issued at a fair value of $0.30 per share for a total acquisition price of $2,226,803.

In accordance with the provisions of SFAS 142 “Goodwill and other Intangible Assets”, the Company was amortizing the cost of the Intellectual Property Rights, on a straight-line basis, over the estimated life which was determined, by management, to be ten years.

However, during its annual review at December 31, 2005, the Company determined that, due to the delays in the installation of signs under its contracts in southern China and Australia (See Note 14) and the uncertainty as to the realization of the carrying value of its Intellectual Property Rights, a full impairment provision was required. Accordingly, the Company’s Intellectual Property was written down to a nominal value of $1 resulting in an impairment loss of $1,707,215.

A summary of the Company’s Intellectual Property Rights as at December 31, 2005 and 2004 is presented below:

	December	December
	31, 2005	31, 2004
	$	$
Intellectual Property Rights	2,226,803	2,226,803
Less: year end impairment provision	(1,707,215)	-
Less: accumulated amortization	(519,587)	(296,907)
Carrying value	1	1,929,896

(6) ACQUISITION OF ACTIONVIEW ADVERTISING SYSTEMS, INC.

By agreement effective September 9, 2003, between the Company, 612 Canada, ActionView, the ActionView shareholders and the two principals of ActionView, 100% of the issued and outstanding common shares of ActionView were acquired by 612 Canada in exchange for 1,000,000 exchangeable shares of 612 Canada. In addition, 612 Canada issued a further 7,422,675 Exchangeable Shares to the two principals of ActionView in exchange for Intellectual Property Rights held by the two principals relating to the development of ActionView’s products.

The holders of Exchangeable Shares may, at any time, require 612 Canada to repurchase the Exchangeable Shares for an amount equal to the then current market value of the Company’s common stock. 612 Canada may, at its option, satisfy the resulting obligation to repurchase the Exchangeable Shares in cash or it may elect to have the obligation satisfied by the issuance of shares of the common stock of the Company on the basis of one common share for one Exchangeable Share. The Company issued 8,422,675 shares of common

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

stock to a trustee to satisfy this obligation. The holders of the Exchangeable Shares will be granted votes in the Company on a basis of one vote for every Exchangeable Share held. During the year ended December 31, 2003, 350,000 Exchangeable Shares were exchanged for shares of the Company at $0.30 each, leaving 8,072,675 Exchangeable Shares issued and outstanding as at December 31, 2005.

On September 9, 2003, the acquisition of ActionView was accounted for as a business combination using the purchase method of accounting in accordance with SFAS 141 whereby the fair value of the consideration paid has been allocated to the fair value of the underlying net assets acquired as follows:

Assets acquired at fair value:
$
Current assets	128,719
Fixed assets	34,407
Goodwill (see below)	431,572

594,698

Liabilities acquired at fair value:
Current liabilities	81,825
Long term debt	53,437
Due to related parties	159,436

294,698

Purchase price – 1,000,000 Exchangeable	$
Shares	300,000

The consolidated results of operations of the Company include the results of operations of ActionView from the date of acquisition on September 9, 2003.

In accordance with the provisions of SFAS 142 “Goodwill and other Intangible Assets”, the Company is required to test for the recoverability of goodwill annually and, when the carrying amount of goodwill exceeds its fair value, is required to recognize an impairment loss.

During its annual review at December 31, 2005, the Company determined that due to the delays in generating revenue from the sale or rental of signs and lack of profitability to date, the carrying value of its goodwill amounting to $431,572 was impaired. Accordingly, the Company has written off the carrying value of Goodwill resulting in a loss of $431,572.

A summary of the Company’s goodwill as at December 31, 2005 and 2004 is presented below:

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

	December	December
	31, 2005	31, 2004
	$	$
Goodwill	431,572	431,572
Less: year end impairment provision	(431,572)	-

Carrying value	-	431,572

(7) BANK INDEBTEDNESS

At December 31, 2005, the Company’s bank indebtedness was $34,305 (December 31, 2004 - $83,084) which is payable on demand; bears interest at the bank’s prime rate plus 1.55% per annum; is secured by a general security agreement over all Company assets; and is guaranteed by the Company’s two directors. Subsequent to December 31, 2005, the bank indebtedness was repaid by the Company. The line of credit of $86,000 remains available for future use as required.

(8) CONVERTIBLE PROMISSORY NOTES PAYABLE

During 2005, the Company borrowed $335,700 from seven lenders by way of promissory notes bearing interest at 15% per annum, payable quarterly in advance, and principal is repayable in cash or shares, at the option of the note holder, after one year from the date of issuance. As an inducement fee to the note holders, the Company issued 231,390 shares of rule 144 restricted common stock, with a fair value of $23,129, pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933. This fee was recorded as a current deferred charge (See Note 3) and is amortized straight-line as interest expense over the twelve month term of the notes. In this regard, $4,766 was expensed as non-cash interest for the year ended December 31, 2005.

At the note holders’ option, the notes may be converted into common stock of the Company at a 15% discount to the volume weighted average price during the ten days prior to the due dates. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $41,355. This value was also deferred (see note 3) and amortized straight-line as interest expense over the twelve month term of the notes. In this regard, $9,102 was expensed as non-cash interest for the year ended December 31, 2005.

The Company has guaranteed an annualized return of 40% to all lenders including the sum of cash interest payable and the market value of the 231,390 bonus shares at the due date. If there is a shortfall in this return at maturity the Company has agreed to issue further rule 144 restricted common stock to make up the shortfall. At December 31, 2005 the Company is

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

contingently liable for this shortfall amounting to approximately 693,000 shares valued at $62,380.

(9) CONVERTIBLE AND OTHER LONG TERM DEBT

At December 31, 2005, the long term debt of $281,317 (December 31, 2004 -$33,234) is comprised of term loans, convertible loans and a draw-down line of credit as follows:

(i) Term Loans - $17,838 (December 31, 2004 - $33,324)

	December 31	December 31
	2005	2004
Term loan with the Royal Bank, bearing interest at Royal Bank prime plus 2.25% per annum with monthly principal payments of $1,425 (Cdn $1,715) plus interest.	$ -	$ 1,355

Business Development Corporation (“BDC”) loan, bearing interest at BDC prime plus 4% per annum with monthly principal payments of $686 (Cdn $800) commencing October 2002 and maturing March 2008	$18,524	$25,921

BDC loan, bearing interest at BDC prime plus 2% per annum with monthly principal payments of $686 (Cdn $800) commencing June 2002 and maturing November 2008.	$15,780	$23,265

	$34,304	$50,541
Less: current portion	(16,466)	(17,307)

Long term portion	$17,838	$33,234

The term loans are secured by a general security agreement over all Company assets and guaranteed by the Company’s two directors.

ii) Convertible Loans - $38,479 (December 31, 2004 - $nil)

During the year ended December 31, 2005, the company borrowed $61,500 of non-interest bearing loans from two individuals with unspecified repayment terms. After March 2007, the loans are convertible at the lenders’ option into units consisting of 715,536 shares of common stock and an equivalent number of share purchase warrants exercisable at $0.10 per share.

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $12,953. This value was recorded as a deferred charge and is being amortized over the eighteen month term of the notes. In this connection, $2,878 was expensed as non-cash interest for the year ended December 31, 2005.

In addition and in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $29,600 as common stock purchase warrants and will record further interest expense over the term of the Convertible Loans resulting from this difference between the stated value and carrying value at the date of issuance. As an offset, the carrying value of the Convertible Loans will be accreted to the face value of $61,500 at maturity. In this connection, interest expense of $6,578 has been accreted for the year ended December 31, 2005, increasing the carrying value of the Convertible Loans from $31,900 at the date funds were received to $38,479.

iii) Drawdown Line of Credit - $225,000 (December 31, 2004 - $nil)

During the year ended December 31, 2005, the Company borrowed $225,000 under a maximum $350,000 draw-down line of credit from CLX Investment Company, Inc. (“CLX”) of Temecula, California, bearing interest at 8% per annum compounded quarterly in arrears. The loan is repayable to CLX in an amount equal to 25% of net quarterly income of the Company or $75,000 whichever is greater, commencing on the earlier of May 31, 2007 or the month following the quarter in which the Company generates net quarterly income of at least $150,000. As an inducement fee to CLX, the Company issued 1,285,700 shares of restricted common stock with a fair value of $141,427 pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. This fee was recorded as a deferred charge and is being amortized straight-line as interest expense over the twenty-one month term of the credit line. In this connection, $24,095 was expensed as non-cash interest for the year ended December 31, 2005.

The unused line of credit of $125,000 is available upon mutual consent between the Company and CLX at which time additional restricted shares will be issued pro-rata as an additional loan fee.

Principal repayments
The aggregate amount of principal payments required in each of the next three years to meet the long term debt retirement provisions is as follows:

Year ending	December 31, 2006	$ 16,466
	December 31, 2007	$241,466
	December 31, 2008	$ 1,373

		$259,305

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

(10) RELATED PARTY TRANSACTIONS

At December 31, 2005, the Company owed a total of $144,053 (December 31, 2004 - $167,647) to the two Company officers who are also directors and their private companies. For the year ended December 31, 2005, management fees of $201,680 (2004 - $199,392) were accrued for the two Company officers and their private companies as compensation for the day-to-day management of the Company.

During the current year, the company issued 2,500,000 shares of rule 144 restricted common stock at $0.08 per share for the settlement of $200,000 of this debt leaving a balance owing of $144,053 which is unsecured, non-interest bearing and has no specific terms of repayment.

All related party transactions are conducted in the ordinary course of business and measured at the exchange amount, which is the consideration established and agreed by the related parties.

(11) COMMON STOCK

A summary of the shares of common stock issued by the Company for each of the last eight years is presented below:

During the year ended December 31, 1998:
          (i) the Company completed a 1-for-3 reverse stock split thereby reducing the number of shares issued and outstanding from 8,984,025 to 2,994,675.

          (ii) following the reverse stock split in 1998, the Company issued 910,000 shares of common stock at market prices in return for consulting services valued at $1,249,220.

During the years ended December 31, 1999 and 2000: no transactions

During the year ended December 31, 2001:
          (i) the Company issued 55,000 shares of common stock on settlement of $5,500 owing to Company officers.

          (ii) the Company issued 1,000,000 shares of common stock pursuant to the purchase of the assets of Inform Online, Inc. valued at $550,000.

During the year ended December 31, 2002:
          (i) the Company terminated the 2001 asset acquisition agreement of Inform Online, Inc. and the 1,000,000 shares of Company stock were returned to treasury and cancelled.

          (ii) the Company issued 2,500,000 shares of common stock at market price pursuant to the purchase of all the shares of Tele-Pacific Communications (Samoa) Inc. from Pacific E-Link Corporation. These shares were placed in escrow until completion of due diligence and finalization of the acquisition. Later in the year, the Company terminated the share acquisition agreement and the 2,500,000 shares of Company stock were returned to Treasury and cancelled.

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

During the year ended December 31, 2003:
          (i) the Company issued 975,000 shares of common stock at market prices in return for consulting and professional services valued at $63,375.

          (ii) the Company issued 7,302,000 units comprised of one common share and one common share purchase warrant on conversion of certain convertible notes payable and accrued interest in the amount of $523,000.

          (iii) the Company issued 1,348,570 shares on settlement of $71,645 of accrued interest on convertible notes payable.

          (iv) the Company issued 327,325 shares of common stock at market price on settlement of $98,197 owing to Company officers who are also directors, concurrent with the acquisition of ActionView.

          (v) 612 Canada issued 8,422,675 exchangeable shares with a fair value of $2,526,803 and was recorded as a separate component of consolidated stockholders’ equity as described in Notes 5 and 6.

          (vi) the Company issued 774,446 shares of common stock on settlement of $387,224 owing to Company directors.

          (vii) the Company issued 958,000 units at $0.50 per unit for cash consideration of $479,000 under a Private Placement Offering Memorandum for 2,000,000 units per Regulation S of the Securities and Exchange Act (“OM units”). Each unit consists of one share of restricted common stock at $0.50 per share and a non-transferable share purchase warrant entitling the holder to purchase one share of rule 144 restricted common stock at an exercise price of $0.55 for three years expiring by December 30, 2006. The fair value of the warrants was estimated to be $47,900 and was recorded as a separate component of stockholders’ equity.

          (viii) the Company issued 250,000 shares of common stock on exercise of 250,000 share purchase warrants at $0.30 per warrant in settlement of $75,000 of amounts due to the warrant holder.

          (ix) the Company issued 350,000 shares of common stock at $0.30 per share in settlement of the purchase price owing by 612 Canada on repurchase of 350,000 exchangeable shares of 612 Canada.

During the year ended December 31, 2004:
          (i) the Company issued 1,741,500 common shares on the exercise of 1,935,000 share purchase warrants on a cashless basis.

          (ii) the Company issued 250,000 OM units at $0.50 per unit for cash consideration of $125,000 under the 2003 Private Placement Offering Memorandum above. Each unit consists of one share of restricted common stock at $0.50 per share and one non-transferable share purchase warrant entitling the holder to purchase one share of restricted common stock at $0.55 for three years expiring by February 20, 2007. The fair value of the warrants was estimated to be $12,500 and was recorded as a separate component of stockholders’ equity.

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

          (iii) the Company issued 175,000 of the OM units at $0.40 per unit for cash consideration of $70,000 under the 2003 Private Placement Offering Memorandum above. Each unit consists of one share of restricted common stock at $0.40 per share and one non-transferable share purchase warrant at $0.45 for three years expiring by March 9, 2007. The fair value of the warrants was estimated to be $7,000 and was recorded as a separate component of stockholders’ equity.

          (iv) the Company entered into a Private Placement Subscription Escrow Agreement (“PPSEA”) whereby it agreed to offer through a private placement agent not less than 500,000 and not more than 10,000,000 shares of the Company’s common stock at $0.20 per share, under Rule 506 of Regulation D.of the Securities and Exchange Act. In return for arranging the financing, the Company agreed to pay an agent’s fee of: (a) $10,000 cash upon signing the agreement; (b) 10% of the gross proceeds from the sale of shares for cash; and (c) 10% of the common stock sold to investors. Under this agreement, the Company issued 2,500,000 shares at $0.20 per share for cash consideration of $440,500 net of share issue costs and fees of $59,500. The Company also recorded an obligation to issue 250,000 shares to the agent as described in (c) above with an estimated fair value of $50,000.

          (v) the Company issued 250,000 shares of common stock on the exercise of 310,000 share purchase warrants on a cashless basis.

          (vi) the Company issued 100,000 shares under the PPSEA above at $0.20 per share for cash consideration of $18,000, net of share issue costs of $2,000. The Company recorded an obligation to issue 250,000 shares to the agent as described in (iv) above with at an estimated fair value of $50,000.

During the year ended December 31, 2005:
          (i) the Company implemented a Retainer Stock Plan which was filed on a Form S-8 Registration Statement in January 2005. Under the Plan, a total of 3,000,000 shares of common stock can be issued to compensate directors, employees and consultants for services rendered to the Company at prices and terms to be determined by the Board of Directors.

          (ii) the Company issued 3,025,000 units under Private Placement for cash consideration of $250,000 at prices ranging from $0.08 to $0.10 per unit. Each unit consists of one share of restricted common stock of the Company and a non-transferable share purchase warrant entitling the holder to purchase one-half share of restricted common stock at an exercise price of $0.17 for one year expiring by June 30, 2006. These shares were issued without registration in exempt transactions based on Section 4(2) of the Securities Act of 1933 under regulation D rule 501. The fair value of the warrants was estimated to be $25,000 and was recorded as a separate component of stockholder’s equity.

          (iii) the Company issued 1,275,177 shares of Form S-8 registered common stock in return for consulting services valued at $124,760 regarding the preparation of legal contracts, continuous disclosure documents, business planning and sales & marketing at prices ranging from $0.07 to $0.10 per share.

          (iv) the Company issued 437,500 shares of Rule 144 restricted common stock in return for business consulting services valued at $43,500.

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

          (v) the Company issued 1,468,000 shares of Form S-8 registered common stock for the settlement of accounts payable of $146,800.

          (vi) the Company issued 2,500,000 shares of Rule 144 restricted common stock for the settlement of $200,000 of amounts owing to Company officers who are also directors.

          (vii) the Company issued 231,390 shares of Rule 144 restricted common stock as an equity inducement valued at $23,129 for $335,700 of promissory notes payable pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933. (See Note 8)

          (viii) the Company issued 1,285,700 shares of Rule 144 restricted common stock as an equity inducement valued at $141,427 for a $225,000 line of credit agreement. (See Note 9 (iii))

STOCK OPTION PLANS

In September 2003, the Company adopted a Non-Qualified Stock Option Plan (the “Plan”) which authorizes the issuance of up to 1,750,000 shares of common stock on exercise of options granted pursuant to the Plan. In addition, the Company adopted a Stock Bonus Plan which authorizes the issuance of up to 1,000,000 shares of common stock. Under the Stock Bonus Plan, the Company’s employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company’s shares, provided however that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

In September 2003 and pursuant to the Plan, the Company granted options to purchase 1,475,000 shares of common stock to the Company’s officers, directors, employees and to consultants of the Company exercisable at a price of $0.50 per share for the two years ending September 30, 2005. These options were recorded at a fair value of $446,100 at the date the options were granted using the Black-Scholes option pricing model assuming a dividend yield of 0%, a risk-free interest rate of 3%, an expected option life of 2 years and an expected volatility of 145%. In accordance with the provisions of APB No. 25, this fair value compensation was expensed in the accounts and credited to additional paid-in capital. These options expired on September 30, 2005.

In December 2003 and pursuant to the Plan, 50,000 options were granted to consultants of the company exercisable at a price of $0.50 per share for the two years ending December 31, 2006. These options were recorded at a fair value of $30,200 at the date the options were exercisable using the Black-Scholes option pricing model assuming a dividend yield of 0%, a risk-free interest rate of 3%, an expected option life of 2 years and an expected volatility of 139%. In accordance with the provisions of APB No. 25, this fair value compensation was expensed in the accounts and credited to additional paid-in capital. These options were subsequently cancelled on December 1, 2005.

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

A summary of the Company’s outstanding stock options to directors, employees and consultants as of December 31, 2005 and 2004 and changes during these years is presented below:

	2005		2004
		Exercise		Exercise
	Options	Price	Options	Price
Balance, beginning of year	1,275,000	$0.50	1,525,000	$0.50
Granted	-	-	-	-
Exercised/expired/cancelled	(1,275,000)	-	(250,000)	-
Balance, end of year	-	-	1,275,000	$0.50

STOCK PURCHASE WARRANTS

During the year ended December 31, 2000, the Company issued 8% convertible notes payable in the amount of $335,000. These notes payable were convertible into units of the Company at a conversion price of $0.20 per Unit. Each unit is comprised of one fully-paid non-assessable common share of the Company and one Share Purchase Warrant entitling the holder to purchase an additional common share at a purchase price of $0.25 per common share. In 2003, the conversion price of these units was reduced to $0.05 and the exercise price of the warrants was reduced to $0.10 and $335,000 of the 8% convertible notes payable were settled through the issuance of 6,700,000 common shares and 6,700,000 common share purchase warrants. In 2004, 2,245,000 of these warrants were exercised on a cashless basis and in 2005, the balance of 4,455,000 warrants expired.

During the year ended December 31, 2001, the Company issued 1,000,000 warrants to purchase 1,000,000 shares of the Company’s common stock at $0.20 per share to six parties. In January 2003, the Company reduced the exercise price to $0.05 per share and in 2005, these warrants expired.

During the year ended December 31, 2003, the Company issued 1,310,000 warrants to purchase 1,310,000 shares of the Company’s common stock at $0.30 to $0.55 per share to six parties. These warrants expire in three years from date of issuance by December 31, 2006.

During the year ended December 31, 2004, the Company issued 425,000 warrants to purchase 425,000 shares of the Company’s common stock at $0.45 to $0.55 per share as part of a private placement. These warrants expire in three years from date of issuance by March 10, 2007.

During the year ended December 31, 2005, the Company issued two lots of warrants as follows:

          i) 1,512,500 warrants to purchase 1,512,500 shares of the Company’s common stock at $0.17 per share as part of a private placement. These warrants expire on June 15, 2006.

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

          ii) 715,536 warrants to purchase 715,536 shares of the Company’s common stock at $0.10 per share as part of a convertible debt instrument with two investors. These warrants have an indefinite expiry date.

A summary of the Company’s warrants as at December 31, 2005 and 2004 and changes during the current year is presented below:

		Number of				Number of
		Shares				Shares
	Exercise	Issuable at				Issuable at
Expiry Date	Price	Dec 31, 2004	Issued	Exercised	Expired	Dec 31, 2005

Aug 21, 2005	0.10	1,190,000	-	-	(1,190,000)	-
Aug 22, 2005	0.10	1,400,000	-	-	(1,400,000)	-
Sept 15, 2005	0.10	400,000	-	-	(400,000)	-
Sept 22, 2005	0.10	750,000	-	-	(750,000)	-
Oct 3, 2005	0.10	400,000	-	-	(400,000)	-
Oct 27, 2005	0.10	315,000	-	-	(315,000)	-
Mar 25, 2005	0.05	1,000,000	-	-	(1,000,000)	-
Oct 10, 2006	0.55	30,000	-	-	-	30,000
Oct 15, 2006	0.55	70,000	-	-	-	70,000
Oct 28, 2006	0.55	120,000	-	-	-	120,000
Nov 4, 2006	0.55	50,000	-	-	-	50,000
Nov 26, 2006	0.55	108,000	-	-	-	108,000
Dec 8, 2006	0.55	540,000	-	-	-	540,000
Dec 31, 2006	0.55	40,000	-	-	-	40,000
July 25, 2006	0.30	102,000	-	-	-	102,000
Sept 2, 2006	0.45	250,000	-	-	-	250,000
Jan 15, 2007	0.55	150,000	-	-	-	150,000
Jan 22, 2007	0.55	50,000	-	-	-	50,000
Feb 20, 2007	0.55	50,000	-	-	-	50,000
Mar 10, 2007	0.45	175,000	-	-	-	175,000
Apr 15, 2006	0.17	-	1,412,500	-	-	1,412,500
Jun 20, 2006	0.17		100,000	-		100,000
Indefinite	0.10		715,536			715,536
		7,190,000	2,228,036	-	(5,455,000)	3,963,036

The weighted average exercise price and remaining life of the stock purchase warrants is $0.31 and one year, respectively.

At December 31, 2005, the Company had 12,751,247 potentially dilutive securities outstanding (December 31, 2004 – 16,537,675) in the form of exchangeable shares (8,072,675), stock purchase warrants (3,963,036), and convertible loans (715,536).

(12) INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is ‘more likely than not’. The Company has incurred net operating tax losses of approximately $4,340,000, which commence expiring in 2018 after a carry forward period of 21 years. Pursuant to SFAS No. 109, the Company is required to compute tax asset

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is ‘more likely than not’ it will utilize the net operating losses carried forward in future years. For the years ended December 31, 2005 and 2004, the valuation allowance established against the deferred tax assets increased by $317,000 and $545,000 respectively. The components of the net deferred tax asset at December 31, 2005 and 2004, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	2005	2004
	$	$
Net operating loss
carry forwards	4,340,000	3,536,000
Statutory tax rate	35%	34%
Effective tax rate	–	–
Deferred tax asset	1,519,000	1,202,000
Less: valuation allowance	(1,519,000)	(1,202,000)
Net deferred tax asset	–	–

Availability of tax loss carry forwards is subject to change of ownership limitations under Internal Revenue Code 382.

(13) SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Cumulative
From Inception
	Year ended	Year ended	(Jan 26, 1989) to
	December 31, 2005	December 31, 2004	Dec 31, 2005

Cash paid during year for:
Interest and bank charges	$ 29,318	$ 16,171	$ 485,065

Income taxes	-	-	-

A summary of the shares of common stock issued by the Company for non-cash consideration during the years ended December 31, 2004 and 2005 is presented below.

During the year ended December 31, 2004, no shares of common stock of the Company were issued in settlement of consulting services, accounts payable or debt financing obligations.

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

During the year ended December 31, 2005, the Company issued 7,197,767 shares of common stock in settlement of various consulting services, accounts payable and debt financing obligations valued at $763,525 as follows:

          (i) the Company issued 1,275,177 shares of Form S-8 registered common stock in return for consulting services valued at $124,760 regarding the preparation of legal contracts, continuous disclosure documents, business planning and sales & marketing at market prices ranging from $0.07 to $0.10 per share.

          (ii) the Company issued 437,500 shares of Rule 144 restricted common stock in return for business consulting services valued at $43,500.

          (iii) the Company issued 1,468,000 shares of Form S-8 registered common stock for the settlement of accounts payable of $146,800.

          (iv) the Company issued 2,500,000 shares of Rule 144 restricted common stock for the settlement of $200,000 of amounts owing to Company officers who are also directors.

          (v) the Company issued 231,390 shares of Rule 144 restricted common stock as an equity inducement valued at $23,129 for $335,700 of promissory notes payable pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933.

          (vi) the Company issued 1,285,700 shares of Rule 144 restricted common stock as an equity inducement valued at $141,427 for a $225,000 line of credit agreement. (See Note 9(iii))

(14) CURRENT PROJECTS AND OPERATING AGREEMENTS

The Company, through its foreign partners, has entered into agreements during 2005 for the placement of 350 signs, which was subsequently increased to 610 signs, subject to final written agreements, in China and Australia as follows:

China and Hong Kong:
In May 2005, AVFE entered into a five year revenue sharing agreement with Chaungrun Media Ltd (“Chuangrun”), a Hong Kong corporation which currently operates an established advertising business in China. The Company owns 50.1% of AVFE and the other 49.9% owner of AVFE is a local business group headed by AVFE’s Managing Director. Chuangrun is responsible for obtaining the site locations and the advertisers for the Company-owned scrolling signs; the Company is responsible for the delivered cost of manufactured signs; and AVFE is responsible for the installation and on-going maintenance of the signs.

Corporation, a public company associated with Chuangrun Media Ltd (“Chuangrun”). Chuangrun is responsible for obtaining the site locations and the advertisers for the Company-owned scrolling signs; the Company is responsible for the delivered cost of manufactured signs; and AVFE is responsible for the installation and on-going maintenance of the signs.

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

Through Chuangrun and AVFE, the Company has two contracts at the new Guangzhou Baiyun Airport in Southern China for the placement of: (i) 50 double-sided 4’x6’ Company-owned billboards in the airport-link outdoor bus stop locations, each scrolling 12 posters; and (ii) 100 indoor panorama 10’x5’ Company-owned billboards at the international arrivals and domestic departures locations, each scrolling 3 posters.

The 50 bus stop signs have been paid for by the Company and are now ready for installation following unexpected delays relating to requested design changes and the construction / infrastructure methods used in China to prepare the airport site. When final permits are received from the airport authority, these signs will be installed. After a reasonable work-in period for the bus stops, the 100 indoor panoramas will be manufactured and installed provided the necessary funds can be raised by the Company.

Chuangrun has negotiated advertising contracts with a national Ad Agency in China for their clients’ use of 60% of the outdoor sign space in the first full year and 70% of the indoor sign space, also in the first full year. Under the Chuangrun contract, the ActionView Group is entitled to approximately 15% of the gross advertising revenues generated from the signs once they are installed and advertising posters are in place.

Australia and New Zealand:
In June 2005, AVAU entered into a three year revenue sharing agreement with Open Media Management Pty Ltd (“Open Media”), an Australian corporation with ties to the advertising community and business establishment in Australia and New Zealand. The Company has an option to purchase 51% of AVAU for a nominal amount at any time. The other 49% owner of AVAU is a local business group headed by AVAU’s Managing Director. Open Media and AVAU are responsible for obtaining the site locations and the advertisers along with installation and on-going maintenance of the Company-owned scrolling signs; and the Company is responsible for the delivered cost of manufactured signs.

Open Media has negotiated a contract with IGA Distribution Pty Ltd for the placement of a minimum 200 4’x6’ scrolling signs in the IGA supermarket chain across Australia. Subsequent to the year end, the minimum number of signs was increased to 460, subject to completion of a final agreement currently in progress. About 40 of the 460 signs required by IGA have been built and paid for by the Company. Approximately $1.4 million is required from new fund raising or operating cash flows in order for the Company to meet this commitment.

Advertising contracts for the signs are presently being secured through Open Media and its strategic / operational partner, Adshel/ Clear Channel, which is part of a large global outdoor media company. Under the Open Media contract, the ActionView Group is entitled to approximately 20% of the gross advertising revenues generated from the signs once they are installed and advertising posters are in place.

(15) SUBSEQUENT EVENTS

Significant Company events subsequent to December 31, 2005 are as follows:

          (i) the Company repaid its bank indebtedness of $34,305.

ACTIONVIEW INTERNATIONAL, INC
(A development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

          (ii) the Company registered an additional 3,000,000 shares of common stock under its 2005 Retainer Stock Plan on a Form S-8 Registration Statement in January 2006. Under the Plan, these shares can be issued to compensate directors, employees and consultants of the Company for services rendered to the Company at prices and terms to be determined by the Board of Directors.

          (iii) the Company issued 615,500 shares of Form S-8 registered common stock, 228,000 shares for cash consideration of $20,178 and 387,500 shares for consulting services valued at $31,000, at prices ranging from $0.08 to $0.09 per share.