Form 10QSB
period 2006-03-31
ACTIONVIEW INTERNATIONAL INC
filed 2006-05-19
CIK 789667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2006

[               ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
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
Yes [ X ] No [               ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [               ] No [ X ]

As of the date of this Report, the Registrant had 36,833,857 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes [               ] No [               ]

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

PART I - FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS (unaudited)

ACTIONVIEW INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
	$	$
ASSETS

CURRENT ASSETS
Cash	13,872	130,739
Accounts receivable	5,349	19,865
Inventory	121,797	121,964
Deferred finance charges and prepaid expenses (Note 3 and 7)	174,767	210,986
	315,785	483,554

PROPERTY AND EQUIPMENT(Note 4)	296,163	311,663
LONG TERM DEFERRED FINANCE CHARGES (Notes 3 and 7)	16,188	41,125
INTELLECTUAL PROPERTY RIGHTS	1	1

	628,137	836,343

LIABILITIES

CURRENT LIABILITIES
Bank indebtedness (Notes 4 and 5)	-	34,305
Accounts payable and accrued liabilities	206,593	182,485
Deferred revenue	4,319	1,338
Convertible promissory notes payable (Note 6)	335,700	335,700
Current portion of convertible and other long-term debt (Note 7+B59)	16,444	16,466
Advances from related parties (Note 8)	149,442	144,053
	712,498	714,347

CONVERTIBLE AND OTHER LONG-TERM DEBT (Note 7)	282,114	281,317

	994,612	995,664

CONTINGENCIES AND COMMITMENTS (Notes 1 and 5)

STOCKHOLDERS' DEFICIENCY

COMMON STOCK (Note 9)
$0.001 par value; 75,000,000 shares authorized
32,154,782 issued and outstanding (December 31, 2005 - 31,539,282)	32,154	31,539
EXCHANGEABLE SHARES	2,421,803	2,421,803
ADDITIONAL PAID IN CAPITAL	4,563,076	4,508,513
OBLIGATION TO ISSUE SHARES	52,000	52,000
COMMON STOCK PURCHASE WARRANTS	130,800	130,800
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE	(7,566,308)	(7,303,976)

	(366,475)	(159,321)

	628,137	836,343
SUBSEQUENT EVENTS (Note 12)

The accompanying notes are an integral part of these interim consolidated financial statements.

ACTIONVIEW INTERNATIONAL, INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(unaudited)

			Cumulative
			From Inception
	For Three Months Ended March 31,		(January 26, 1986) to
	2006	2005	March 31, 2006
	$	$	$
REVENUE
Advertising revenue	13,743	11,446	137,297
Royalties and other	6,563	2,168	47,767
Sign sales	-	-	90,080

	20,306	13,614	275,144

COST OF SALES	4,218	4,980	126,744

Gross Profit	16,088	8,634	148,400

OPERATING EXPENSES
Consulting fees	20,000	12,000	711,950
Depreciation and amortization	15,500	64,807	633,754
Finance and interest expense	61,923	3,909	598,316
Investor relations	2,786	13,695	532,362
Loss on foreign exchange	2,050	116	21,163
Marketing	22,476	2,531	214,333
Office and general administration	27,207	23,244	1,487,549
Professional fees	33,106	40,071	332,702
Product development	25,643	27,271	311,943
Salaries and management fees	67,729	44,361	731,849
	278,420	232,005	5,575,921

NET LOSS	(262,332)	(223,371)	(5,427,521)

Goodwill written-off	-	-	(431,572)
Intellectual Property Rights written-off	-	-	(1,707,215)

NET LOSS	(262,332)	(223,371)	(7,566,308)

DEFICIT, BEGINNING	(7,303,976)	(4,012,755)	-

DEFICIT, END	(7,566,308)	(4,236,126)	(7,566,308)

BASIC NET LOSS PER SHARE	(0.01)	(0.01)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	31,998,510	19,834,191

The accompanying notes are an integral part of these interim consolidated financial statements.

ACTIONVIEW INTERNATIONAL, INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Cumulative
	For the Three Months Ended		From Inception
	March 31,		(January 26, 1986) to
	2006	2005	March 31, 2006

CASH FLOW FROM (USED IN ) OPERATING ACTIVITIES
Net loss	(262,332)	(223,371)	(7,566,308)
Non-cash items included in net loss
Depreciation and amortization	15,500	64,807	634,937
Stock based operating expenses	35,000	12,000	859,795
Finance expenses	43,194	-	424,886
Intellectual Property Rights written-off	-	-	1,707,215
Goodwill written-off	-	-	431,572
Warrants issued for services	-	-	98,713
Changes in non-cash working capital
Accounts receivable	14,516	(8,588)	65,991
Inventories	167	(6,438)	(93,153)
Deferred finance charges and prepaid expenses	22,894	(100,648)	11,310
Accounts payable and accrued liabilities	24,108	(5,414)	856,107
Deferred revenue	2,981	(409)	1,507

NET CASH USED IN OPERATING ACTIVITIES	(103,972)	(268,061)	(2,567,428)

CASH FLOW FROM (USED IN ) INVESTING ACTIVITIES
Investment in rental signs and other property	-	-	(375,922)
Net cash acquired on acquisition of ActionView	-	-	(53,439)
Cash acquired on reorganization	-	-	23,540

NET CASH USED IN INVESTING ACTIVITIES	-	-	(405,821)

CASH FLOW FROM (USED IN ) FINANCING ACTIVITIES
Increase (decrease) in bank indebtedness	(34,305)	(5,042)	(39,668)
Advances from related parties	5,389	63,231	341,903
Proceeds from convertible promissory notes payable	-	-	878,700
Increase (decrease) in convertible and other long term debt for cash	(4,157)	(5,852)	234,520
Issuance of common stock for cash	20,178	230,000	1,489,178
Additional contributed capital	-	-	82,488

NET CASH FROM (USED IN)FINANCING ACTIVITIES	(12,895)	282,337	2,987,121

INCREASE (DECREASE) IN CASH	(116,867)	14,276	13,872

CASH, BEGINNING	130,739	32,305	-

CASH, END	13,872	46,581	13,872

Supplemental disclosure with respect to cash flows (Note 11)

The accompanying notes are an integral part of these interim consolidated financial statements.

ACTIONVIEW INTERNATIONAL, INC.
(A development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
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

Going concern
These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2006 the Company has a working capital deficiency of $396,713 and has incurred losses since inception of $7,566,308, including the write-off of Intellectual Property Rights and goodwill amounting to $2,138,787 on December 31, 2005. Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

ACTIONVIEW INTERNATIONAL, INC.
(A development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(unaudited)

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

Basis of Presentation

The unaudited interim consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals and stock transactions) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these interim consolidated financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2005, included in the Company's annual report on Form 10-KSB.

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

(b)      Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments that are readily convertible into cash with maturity of three months or less when purchased. As at March 31, 2006, the cash and cash equivalents consist of bank deposits.

ACTIONVIEW INTERNATIONAL, INC.
(A development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(unaudited)

(c)      Inventory
Inventory consists of illuminated programmable motion billboard signs held for sale along with related spare component parts valued at the lower of cost or net realizable value. Cost is determined on the first-in, first-out basis.

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

The cost of rental signs includes component parts, labour and freight up to the point of substantial completion of the signs. The signs are considered substantially complete and ready for their intended use at the date of completion of their construction.

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

During 2005 the Company impaired the carrying value of Goodwill arising from the acquisition of ActionView in September 2003 and the cost of Intellectual Property Rights acquired.

ACTIONVIEW INTERNATIONAL, INC.
(A development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(unaudited)

(g)      Foreign currency transactions
The functional currency of the Company and 612 Canada is the U.S. dollar; of ActionView is the Canadian dollar; and of AVFE is the Hong Kong dollar. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, the foreign currency financial statements of the Company’s subsidiaries are re-measured into U.S. dollars. Monetary assets and liabilities are re-measured using the foreign exchange rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the period and stockholders’ equity accounts and capital asset accounts are translated by using historical exchange rates. The resulting re-measurement gain or loss is included in the consolidated statement of operations.

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

ACTIONVIEW INTERNATIONAL, INC.
(A development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(unaudited)

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

(k)      Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates used in preparing these financial statements are: valuation of goodwill, Intellectual Property Rights, stock purchase warrants, and the realizable value of inventories and the equity component of debt.

(l)      Stock-based compensation
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

ACTIONVIEW INTERNATIONAL, INC.
(A development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(unaudited)

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the fiscal year beginning on January 1, 2006. The Company did not record any compensation expense in the first quarter of 2006 because there were no unvested stock options existing prior to the adoption. Stock-based compensation expense for awards granted prior to January 1, 2006 were based on the grant date fair-value as determined under the pro-forma provisions of SFAS No. 123.

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

As of March 31, 2006, the Company had 12,751,247 potentially dilutive securities, with no changes since December 31, 2005, in the form of exchangeable shares and share purchase warrants. The accompanying presentation only includes the basic net loss per share since the potentially dilutive securities are anti-dilutive to basic net loss per share.

(n)      Comparative figures
Certain comparative figures have been reclassified to conform to the current period’s presentation.

(o)      Recent accounting pronouncements
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

ACTIONVIEW INTERNATIONAL, INC.
(A development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(unaudited)

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. Management is currently evaluating the impact, which the adoption of this standard will have on the Company’s financial statements.

(3)      DEFERRED FINANCE CHARGES AND PREPAID EXPENSES

	March 31,	December 31,
	2006	2005
	$	$

Deferred finance charges
Total deferred finance charges	150,798	189,060
Less: Long term portion	(16,188)	(41,125)
Short term deferred finance charges	134,610	147,935
Prepaid expenses	40,157	63,051
Total	174,767	210,986

At March 31, 2006, the deferred finance charges relate to the convertible promissory notes payable and convertible loans as described in Note 6 and 7 and are comprised of the inducement fee, the embedded beneficial conversion feature and the quarterly prepaid cash interest.

(4)      PROPERTY AND EQUIPMENT

	March 31,	December 31,
	2006	2005
	$	$

Rental signs	461,235	461,235
Furniture and computers	6,249	6,249
Leasehold improvements	10,785	10,785

	478,269	478,269
Less: accumulated depreciation	(182,106)	(166,606)

Net book value	296,163	311,663

ACTIONVIEW INTERNATIONAL, INC.
(A development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(unaudited)

Both the bank indebtedness and the Business Development Corporation loan, described in notes 5 and 7(i) respectively, are secured by a general security agreement over all the Company assets and are guaranteed by the Company’s two directors.

(5)      BANK INDEBTEDNESS

At March 31, 2006, the Company’s bank indebtedness was $nil (December 31, 2005 - $34,305). A line of credit of $86,000 is available for future use as required. It is payable on demand; bears interest at the bank’s prime rate plus 1.55% per annum; is secured by a general security agreement over all Company assets; and is guaranteed by the Company’s two directors.

(6)      CONVERTIBLE PROMISSORY NOTES PAYABLE

During 2005, the Company borrowed $335,700 from seven lenders by way of promissory notes bearing interest at 15% per annum, payable quarterly in advance. Principal is repayable in cash or shares, at the option of the note holder, after one year from the date of issuance. As an inducement fee to the note holders, the Company issued 231,390 shares of rule 144 restricted common stock, with a fair value of $23,129, pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933. This fee was recorded as a current deferred charge (See Note 3) and is being amortized straight-line as interest expense over the twelve month term of the notes. In this regard, $5,701 was expensed as non-cash interest for the three months ended March 31, 2006 (three months ended March 31, 2005 - $nil).

At the note holders’ option, the notes may be converted into common stock of the Company at a 15% discount to the volume weighted average price during the ten days prior to the due dates. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature at $41,355. This value was also deferred (see note 3) and is being amortized straight-line as interest expense over the twelve month term of the notes. In this regard, $10,197 was expensed as non-cash interest for the three months ended March 31, 2006 (three months ended March 31, 2005 - $nil).

The Company has guaranteed an annualized return of 40% to all lenders including the sum of cash interest payable and the market value of the 231,390 bonus shares at the due date. If there is a shortfall in this return at maturity the Company has agreed to issue further rule 144 restricted common stock to make up the shortfall. At March 31, 2006, the Company is contingently liable for this shortfall amounting to approximately 693,000 shares valued at $63,000.

ACTIONVIEW INTERNATIONAL, INC.
(A development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(unaudited)

(7)      CONVERTIBLE AND OTHER LONG TERM DEBT

The convertible and other long term debt are comprised of the following:

	March 31, 2006	December 31, 2005

Term loans	13,703	17,838
Convertible loans	43,411	38,479
Drawdown line of credit	225,000	225,000

	282,114	281,317

     i)      Term Loans

	March 31, 2006	December 31, 2005
Business Development Corporation
(“BDC”) loan, bearing interest at BDC
prime plus 4% per annum with monthly
principal payments of $686 (Cdn $800)
commencing October 2002 and maturing	16,444	18,524
March 2008

BDC loan, bearing interest at BDC
prime plus 2% per annum with monthly
principal payments of $686 (Cdn $800)
commencing June 2002 and maturing
November 2008.	13,703	15,780

	$30,147	$34,304

Less: current portion	(16,444)	(16,466)

Long term portion	$13,703	$17,838

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

ACTIONVIEW INTERNATIONAL, INC.
(A development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(unaudited)

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $12,953. This value was recorded as a deferred charge and is being amortized over the eighteen month term of the notes. In this connection, $2,159 was expensed as non-cash interest for the three months ended March 31, 2006 (year ended December 31, 2005 - $2,878).

In addition and in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $29,600 as common stock purchase warrants and will record further interest expense over the term of the Convertible Loans resulting from this difference between the stated value and carrying value at the date of issuance. As an offset, the carrying value of the Convertible Loans will be accreted to the face value of $61,500 at maturity. In this connection, interest expense of $4,933 has been accreted for the three months ended March 31, 2006 (three months ended March 31, 2005 - $nil), increasing the carrying value of the Convertible Loans from $31,900 at the date funds were received to $43,411 at March 31, 2006.

     iii)    Drawdown Line of Credit

During the year ended December 31, 2005, the Company borrowed $225,000 under a maximum $350,000 draw-down line of credit from CLX Investment Company, Inc. (“CLX”) of Temecula, California, bearing interest at 8% per annum compounded quarterly in arrears. The loan is repayable to CLX in an amount equal to 25% of net quarterly income of the Company or $75,000 whichever is greater, commencing on the earlier of May 31, 2007 or the month following the quarter in which the Company generates net quarterly income of at least $150,000. As an inducement fee to CLX, the Company issued 1,285,700 shares of restricted common stock with a fair value of $141,427 pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. This fee was recorded as a deferred charge and is being amortized straight-line as interest expense over the twenty-one month term of the credit line. In this connection, $20,204 was expensed as non-cash interest for the three months ended March 31, 2006 (three months ended March 31, 2005 - $nil).

Principal repayments
The aggregate amount of principal payments required in each of the next three years to meet the long term debt retirement provisions is as follows:

Year ending	March 31, 2007	$16,444
	March 31, 2008	238,703
	March 31, 2008	-

		$255,147

ACTIONVIEW INTERNATIONAL, INC.
(A development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(unaudited)

(8)      ADVANCES FROM RELATED PARTIES

At March 31, 2006, the Company owed a total of $149,442 (December 31, 2005 - $144,053) to the two Company officers who are also directors and their private companies. For the quarter ended March 31, 2006, management fees of $43,285 (three months ended March 31, 2005 - $48,954) were accrued for the two Company officers and their private companies as compensation for the day-to-day management of the Company.

The total balance owing is unsecured and non-interest bearing with no specific terms of repayment.

All related party transactions are conducted in the ordinary course of business and measured at the exchange amount, which is the consideration established and agreed by the related parties.

(9)      COMMON STOCK

In January 2006, the Company registered an additional 3,000,000 shares of common stock under its 2005 Retainer Stock Plan on a Form S-8 Registration Statement. Under the Plan, these shares can be issued to compensate directors, employees and consultants of the Company for services rendered to the Company at prices and terms to be determined by the Board of Directors.

During the quarter ended March 31, 2006, the company issued 615,500 shares of common stock, 228,000 of rule 144 restricted shares for cash consideration of $20,178 and 387,500 Form S-8 registered shares for consulting services valued at $35,000.

At March 31, 2006, there were no stock options outstanding to directors, employees and consultants and there have been no changes since December 31, 2005.

Stock Purchase Warrants
At March 31, 2006, the Company had 12,751,247 potentially dilutive securities outstanding with no changes since December 31, 2005 in the form of exchangeable shares (8,072,675), stock purchase warrants (3,963,036), and convertible loans (715,536).

The weighted average exercise price and remaining life of the stock purchase warrants is $0.31 and one year, respectively.

(10)     INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is ‘more likely than not’. The Company has incurred net operating tax losses of approximately $4,434,000 to March 31, 2006 which commence expiring in 2018 after a carry forward period of 21 years. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. However, the potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is ‘more likely than not’ it will utilize the net operating losses carried forward in future years.

ACTIONVIEW INTERNATIONAL, INC.
(A development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(unaudited)

Availability of tax loss carry forwards is subject to change of ownership limitations under Internal Revenue Code 382.

(11)     SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

			Cumulative
			From Inception
	Three months	Three months	(Jan 26, 1989) to
	ended March 31,	ended March 31,	Dec 31, 2005
	2006	2005

Cash paid during period for:
Interest and bank charges	$18,729	$3,909	$503,791

Income taxes	-	-	-

A summary of the shares of common stock issued by the Company for non-cash consideration during the three months ended March 31, 2006 and 2005 is presented below.

During the three months ended March 31, 2005, the Company issued 180,000 shares of Form S8 registered common stock for consulting services valued at $18,000.

During the three months ended March 31, 2006, the company issued 387,500 shares of Form S8 registered common stock for consulting services valued at $35,000.

(12)     SUBSEQUENT EVENTS

Significant Company events subsequent to March 31, 2006 are as follows:

     (i)      the Company issued 300,000 shares of Form S-8 registered common stock for consulting services valued at $29,000.

ACTIONVIEW INTERNATIONAL, INC.
(A development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(unaudited)

     (ii)      the Company borrowed $20,000 from one lender by way of a promissory note bearing interest at 15% per annum, payable quarterly in advance. Principal is repayable in cash or shares, at the option of the note holder, after one year from the date of issuance. As an inducement fee to the note holders, the Company is committed to issue 14,000 shares of rule 144 restricted common stock, with a fair value of $1,120, pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

     (iii)      the Company extended the expiry date on 1,512,500 non-transferable share purchase warrants exercisable at $0.13 from April 15 and June 30, 2006 to June 30, 2007.

ITEM 2      MANAGEMENT DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Company’s interim consolidated financial statements and the notes related thereto included in item 1 above which have been prepared in accordance with the accounting principles generally accepted in the United States of America. The discussion of results, causes and trends should not be construed to imply any conclusion that such results, causes or trends will necessarily continue in the future.

a)      Brief Company History and Business Development

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

The Company custom-designs, markets and manufactures illuminated programmable motion billboard signs for use in airports, mass transit stations, shopping malls and other high traffic advertising locations designed to reach people on the go with targeted messaging. The Company’s business model has two main revenue streams: (i) advertising revenues from Company-owned signs placed in high traffic locations being shared with Ad Agencies, location owners and local business partners; and (ii) sale of signs to franchise operators along with on-going royalty revenue from the advertising generated from these signs in the local market areas. This has been the Company’s primary business since inception.

Initially, sales of the ActionView product line began with a franchising program that exposed the scrolling billboards to shopping mall markets in Canada and the United States with limited success. Consequently, over the past 18 to 24 months, the Company has expanded its business model to international markets through strategic alliances and revenue sharing programs. Now, the business plan is primarily based upon the Company maintaining ownership of its manufactured signs to generate recurring monthly revenues from signs placed under long term contracts into airports, train stations, convention centers, shopping malls, supermarkets, department stores, movie theatres, gas stations, and other high traffic locations. These revenues from Company signs will be shared with the sellers of the advertising, the sign location landlord and the local business partner.

The Company targets the point of purchase advertising market in North America and the outdoor advertising market in the Orient, the Middle East and Australia. There have been significant developments in China and Australia which are described in detail below. The Company also sells its signs to locally based franchises and will receive royalty income from the advertising revenues generated on these signs. The Company will also sell custom manufactured less sophisticated scrolling signs to customers on a large volume basis.

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

The ActionView 4 feet x 6 feet life sized backlit scrolling sign has been researched and developed under the guidance of its founder, Rick Mari, for over 6 years. The process resulted in a product that is versatile, attractive and technically reliable mainly because of its sophisticated, digitally controlled, electronic components and high quality mechanics. Several new products and support technologies have been researched and developed over the past two years including :

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

Site testing has been conducted in the malls and business concourses of Vancouver, Canada with the support of local and national advertisers, leading to the installation of rental signs and ad revenue generation from three separate shopping centres in Vancouver over the past 3 years.

Manufacturing was moved from Canada to China in 2003 in order to benefit from the mass manufacturing capabilities and economies of scale in China. The Company’s signs are currently being assembled by a team of design engineers and computer technicians located in Guangdong Province, China.

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

Recent accounting pronouncements

Two recent accounting pronouncements have been identified in note 2(o) of the interim financial statements summarized as follows:

i)

“Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140” (SFAS No.155) issued by the Financial Accounting Standards Board’s (“FASB”) in February 2006 effective for fiscal years beginning after September 15, 2006. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

ii)

“Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140” issued in March 2006 effective for fiscal years beginning after September 15, 2006. Management is currently evaluating the impact, which the adoption of this standard will have on the Company’s financial statements.

c)      Results of Operations

The unaudited financial statements for the three months ended March 31, 2006 (“2006 1st quarter”) are compared below to the unaudited financial statements for the three months ended March 31, 2005 (“2005 1st quarter”) and to some extent to the audited financial statements for the year ended December 31, 2005 (“2005 year”).

Revenue

The Company reported revenues of $20,306 for the 2006 1st quarter compared to $11,446 for the 2005 1st quarter. This revenue increase resulted from higher advertising revenue from the signs placed in three Vancouver shopping malls; royalty from a franchise which was not in existence in the 2005 1st quarter; and higher revenue from poster production. Advertising revenue from the installation of Company-owned signs at the Guangzhou airport, expected to start a few months ago, was delayed due to requested billboard modifications and Chinese construction / infrastructure methodology. Revenue start-up from the first phase is now expected to begin in the next couple of months, subject to the receipt of final installation permits from the airport authority.

Gross Profit

The Company generated a gross profit of $16,088 for the 2006 1st quarter compared to $8,634 in the 2005 1st quarter. The increase was mainly due to the new royalties which were not applicable in the 2005 1st quarter.

Operating Expenses

The Company reported operating expenses of $278,420 in the 2006 1st quarter compared to $232,005 in the 2005 1st quarter. This net $46,415 increase in operating expenses in the 2006 quarter was due to the following:

–	increase in consulting fees to $20,000 from $12,000 due to additional services required in connection with being a public trading and reporting company.
–

small decrease in product development expenses to $25,643 from $27,271 since all bus stop sign improvements for the Guangzhou Airport are now completed.The company continues to await final authorization from the Airport to proceed with installation which has been delayed since the 3rd quarter 2005.

–

large decrease in depreciation and amortization expense to $15,500 from $64,807 due to the December 31, 2005 impairment write-down of the Company’s Intellectual Property to nominal value and the resultant decrease in amortization charges

–	significant increase in marketing expenses to $22,476 from $2,531 due to the continuing market development efforts in the Australian and US markets.
–	large decrease in investor relations expense to $2,786 from $13,695 resulting from minimum shareholder communications caused by delays in the Guangzhou Airport project.
–	decrease in professional fees to $33,106 from $40,071 mainly due to the beginning of an SB-2 registration document in the 2005 1st quarter not repeated in the 2006 1st quarter.
–

large increase in management fees to $67,729 from $44,361 due to staff additions in China for project installation and in Vancouver for public company compliance reporting, fund raising and business planning.

–

increase in office and administration expenses to $27,207 from $23,244 due to continuation of management travel to distant markets, long distance phone charges and other corporate overheads in support of increased marketing activities in China and Australia.

–

significant increase in finance and interest expense to $61,923 from $3,909 due to $534,000 of new debt raised in 2005, now requiring interest payments and amortization of bonus shares/ beneficial conversion rights. These funds were needed to manufacture the signs for China and partially for Australia and also to provide working capital for on-going operations.

–	increase in foreign exchange loss to $2,050 from $116.

Net Loss

The net loss from operations increased to $262,332 in the 2006 1st quarter from $223,371 in the 2005 1st quarter. The net increase of $38,961 was due to a combination of factors explained above and summarized below:

–	increased operating expenses including:

	o	consulting fees ($8,000), marketing ($19,945), salaries and management fees ($23,368), office and general administration ($3,963), finance and interest ($58,014) and loss on exchange ($1,934)

–	partially offset by:

	o	increased gross profit ($7,454), and

o	decreased operating expenses including:

product development expenses ($1,628), depreciation and amortization ($49,307), investor relations ($10,909) and professional fees ($6,965),

d)      Liquidity and Capital Resources

At March 31, 2006, the Company had a cash balance of $13,872 together with a working capital deficiency of $396,713 compared to a cash balance of $130,739 and a working capital deficiency of $230,793 at December 31, 2005.

The $116,867 decrease in cash during the 1st quarter 2006 ($14,276 increase in cash during the 1st quarter 2004) arose from the following activities:

–

Net cash used in operating activities was $103,972 in the 1st quarter 2006 ($268,061 in the 1st quarter 2005) arising from the quarter’s net loss significantly offset by the add-back of non-cash charges including depreciation and amortization, stock-based compensation, finance expense on beneficial conversion features and various changes in non-cash working capital.

–

Net cash used in financing activities was $12,895 in the 1st quarter 2006 ($282,337 cash flow in the 1st quarter 2005) arising from repayment of bank indebtedness offset substantially by an issuance of shares for cash and an increase in advances from related parties.

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

The Company, through its foreign partners, has entered into agreements during 2005 for the placement of 350 signs, subsequently increased to 610 signs in China and Australia as follows:

China and Hong Kong

In May 2005, AVFE entered into a five year revenue sharing agreement with Chuangrun Media Ltd (“Chuangrun”), a Hong Kong corporation which currently operates an established advertising business in China. The Company owns 50.1% of AVFE and the other 49.9% owner of AVFE is a local business group headed by AVFE’s Managing Director. Chuangrun,is responsible for obtaining the site locations and the advertisers for the Company-owned scrolling signs; the Company is responsible for the delivered cost of manufactured signs; and AVFE is responsible for the installation and on-going maintenance of the signs.

Through Chuangrun and AVFE, the Company has two contracts at the Guangzhou New Baiyun International Airport in Southern China for the placement of: (i) 50 double-sided 4’x6’ Company-owned billboards in the airport-

link outdoor bus stop locations, each scrolling 12 posters; and (ii) 100 indoor panorama 10’x5’ Company-owned billboards at the international arrivals and domestic departures locations, each scrolling 3 posters.

The 50 bus stop signs have been paid for by the Company and are now ready for installation following unexpected delays relating to custom design changes requested by the Guangzhou Airport Authority and the construction / infrastructure methods used in China to prepare the airport site. When final permits are received from the Airport Authority, these signs will be installed which should lead to revenue generation by the third quarter 2006. After a reasonable work-in period for the bus stops the 100 indoor panoramas will be manufactured and installed, provided the necessary funds can be raised by the Company.

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

Open Media has negotiated a contract with IGA Distribution Pty Ltd for the placement of a minimum 200 4’x6’ scrolling signs in the IGA supermarket chain across Australia over the next six to twelve months. Subsequent to the year end, the minimum number of signs was increased to 460 and the final agreement has been completed..40 of the 460 signs required by IGA have been built and paid for by the Company. Approximately $1.4 million is required from new fund raising or operating cash flows in order for the Company to meet the balance of this commitment.

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

India: Representatives from a business group in India, who learned about the Company success with the Guangzhou airport project, visited the ActionView contract manufacturing facility in China in October 2005 with the CEO and the Director of Manufacturing. Discussions continue regarding potential development of the ActionView airport advertising program in India

Dubai, UAE: Good potential exists with the ActionView franchise in Dubai through the sale of signs and the earning of royalties from local advertising. Although this business has proceeded more slowly than anticipated, 3 ActionView signs were sold recently for placement and beta-testing into a chain of gas stations (Emirate Petroleum). So far the test results have gone well with nearly all advertising spaces sold out. The next phase will be the placement of 25 more signs throughout the gas station chain which should generate revenue for the Company from sign sales and related royalties in the coming months.

Yellowknife, Northwest Territories, Canada: The Company is now receiving royalty revenue from the local advertisments placed on 8 ActionView signs sold to this franchise operation over the last 2 years. This revenue is expected to continue into the foreseeable future due to the strength of the regional economy.

Las Vegas, USA: ActionView Nevada Ltd was set up during the year as a new franchise to help develop the lucrative Las Vegas market including: the McCarron International Airport, bus stop shelters along the Las Vegas strip and casinos. Other US business opportunities are also being pursued by the company’s sales agent in Las Vegas mainly in market sectors less developed by the major competitors such as convention centers, supermarket chains and auto dealerships. The Company expects to see meaningful results from these pursuits during 2006.

Product Development

The Company's design and production staff was successful in developing several new products and support technologies during 2004 and 2005 which helped to secure the two contracts at the Guangzhou Airport. The most significant of these new products has been the designing and manufacturing of the ActionView double sided 12 poster scrolling sign combined with an LED sign attached on the top. The LED feature is used by the airport to convey messages to the general public using the airport. The scrolling posters generate revenue for the airport from the advertising displayed on them.

The Company is committed to continuing its product development efforts in order to meet on-going customer demands for new and improved products. A more detailed discussion of the Company’s product development program is included in Item 1b) above.

Expected revenue and capital requirements

The Company’s primary goal over the next twelve to eighteen months is to place or sell up to 1,000 signs into a growing network of international contacts and business relationships. The Company is well on its way with 60% of the objective already contracted in China and Australia. It is expected the 2nd half of 2006 will be a turn-around period for the Company with approximately $2 million in consolidated revenues being generated by year end .

While the Company’s financial projections are relatively easy to determine and verify, ie. cost of each sign, advertising revenues per sign, etc., it is rather more difficult to project the signing of new contracts. This means the projections can be skewed upward or downward depending on the completion or otherwise of the contracts currently in progress. However, some should be close at hand after the first 150 signs are installed at Guangzhou. Moreover, the manufacture and installation of the signs are subject to a number of scheduling issues and the challenges of dealing with remote markets, eg. the Chinese New Year in February caused an additional 4 week delay in progressing the installation of the exterior bus stop signs at the Guangzhou Airport.

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

Should all of the signed and known potential contracts come to fruition by the end of 2006, the 2007 revenues for the ActionView Group would be significantly higher. This is the result of adopting a unique profit sharing arrangement which provides incentives to all parties and allows the Company to leverage their opportunities rapidly without the addition of technical staff, an in house sales force and other costly administrative personnel. Thus, profit growth will increase proportionally over costs as revenues ramp up because selling, general and administrative expenses are projected to rise only moderately and decline as an overall percentage of revenues.

These projections do not take into consideration the high probability of further expansion into China, Australia and North America nor the possibility of selling the signs to third party owners and operators in any of these markets should management decide it is prudent to do so.

This business plan is quite ambitious and requires the Company to raise approximately $2.0 million in financing over the next six to nine months primarily for inventory buildup against firm orders. In addition to seeking traditional equity financing arrangements, a special sale and leaseback arrangement for signs is presently under negotiation to help finance the future manufacturing and placement of Company-owned signs and provide needed working capital.

The approximate use of the funds will be as follows:

Sign manufacturing	$1,500,000
Working capital for on-going operating expenses	$350,000
Product development	$100,000
Contingency allowance	$50,000
Total	$2,000,000

However, there are various risk factors beyond the Company’s control and there can be no assurance the Company will be able to obtain this additional financing required to meet its objectives. Failure to do so could result in the Company being unable to meet its commitments and continue its operations.

Additions to Management Team

The Company plans to expand its management team with two key appointments scheduled for the third quarter 2006, Director of Sales & Marketing for North America and Chief Financial Officer.

Filling these positions will allow existing management to concentrate on business strategy, operations, manufacturing and product development for benefit of the business in general and the shareholders in particular.

f)      Contractual Obligations and Off-Balance Sheet Arrangements

As at March 31, 2006, the Company had total debt obligations of $634,258 per the table below.

	Balance March 31 , 2006	Payments 2006-07	Payments 2007-08	Annual cash interest payments
Bank loan (1)	$ nil	On demand	On demand	$ nil
Convertible promissory notes (2)	$335,700	$335,700 but convertible at note holder’s option		$50,355
Business Development Corporation loans (3 & 4)	$ 30,147	$16,644	$13,703	$ 2,300

Convertible loans – discounted carrying value (5)	$ 43,411	convertible	convertible	$ nil
Draw-down line of credit (6)	$225,000		$225,000	$18,000
Office and warehouse lease (7)	$ nil	$12,700
Total	$634,258			$70,655

Notes to the table are set forth below.

(1) Royal Bank of Canada (“RBC”) line of credit of $nil, bearing interest at RBC prime plus 1.55% per annum and repayable on demand.

(2) Convertible promissory notes of $335,700, bearing interest at 15% per annum repayable in cash or shares at the option of the note holder one year from the date of issuance.

(3) Business Development Corporation (“BDC”) loan of $16,444, bearing interest at BDC prime plus 4% per annum with monthly principal repayments of $686 (Cdn $800) plus interest commencing October 2002 and maturing March 2008.

(4) BDC loan of $13,703, bearing interest at BDC prime plus 2% per annum with monthly principal repayments of $686 (Cdn $800) plus interest commencing June 2002 and maturing November 23, 2008.

(5) Convertible non-interest bearing loans of $61,500 discounted to $43,411 with unspecified repayment terms.

(6) CLX Investment Company line of credit of $225,000, bearing interest at 8% per annum repayable by an amount equal to 25% of net quarterly income of the Company or $75,000 whichever is greater, commencing on the earlier of May 31, 2007 or the month following the quarter in which the Company generates net quarterly income of at least $150,000. At present, there are no outstanding repayment obligations.

(7) The office and warehouse leases carry a monthly payment of $2,117 per month. The lease term is three years, expiring on October 31, 2006 with a renewal option.

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

ITEM 2       UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales of equity securities by the Company for the three months ending March 31, 2006.

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

(b)      Reports on Form 8-K

No Form 8K reports were filed during the quarter ended March 31, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTIONVIEW INTERNATIONAL, INC.

Dated: May 18, 2006	By: /s/ Christopher Stringer
Christopher Stringer
President, Chief Financial Officer and Director

Dated: May 18, 2006	By: /s/ Rick Mari
Rick Mari
Chief Executive Officer, Secretary and Director