Form 10QSB
period 2006-06-30
ACTIONVIEW INTERNATIONAL INC
filed 2006-08-21
CIK 789667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2006

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
Yes  [X]  No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  [   ]   No [X]

As of the date of this Report, the Registrant had 33,394,961 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes [   ]   No [   ]

2

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

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (unaudited)

ACTIONVIEW INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
	$	$
ASSETS

CURRENT ASSETS
Cash	-	96,434
Accounts receivable	3,503	19,865
Inventory	126,962	121,964
Prepaid expenses	34,929	63,051
Current portion of deferred finance charges (Notes 3,6 and 7)	114,050	147,935
	279,444	449,249

PROPERTY AND EQUIPMENT(Note 4)	280,665	311,663
DEFERRED FINANCE CHARGES (Notes 3,6 and 7)	-	41,125
INTELLECTUAL PROPERTY RIGHTS AND GOODWILL	1	1

	560,110	802,038

LIABILITIES
	$	$
CURRENT LIABILITIES
Bank indebtedness (Notes 4 and 5)	39,522	-
Accounts payable and accrued liabilities	189,289	182,485
Deferred revenue	-	1,338
Convertible promissory notes payable (Note 6)	405,700	335,700
Current portion of convertible and other long-term debt (Note 7)	17,143	16,466
Advances from related parties (Note 8)	170,942	144,053
	822,596	680,042

CONVERTIBLE AND OTHER LONG-TERM DEBT (Note 7)	283,341	281,317

	1,105,937	961,359

COMMITMENTS AND CONTINGENCIES (Notes 1 and 5)

STOCKHOLDERS' DEFICIENCY

COMMON STOCK (Note 9)
$0.001 par value; 75,000,000 shares authorized
32,960,808 issued and outstanding (December 31, 2005 - 31,539,282)	32,962	31,539
EXCHANGEABLE SHARES	2,421,803	2,421,803
ADDITIONAL PAID IN CAPITAL	4,641,768	4,508,513
OBLIGATION TO ISSUE SHARES	52,000	52,000
COMMON STOCK PURCHASE WARRANTS	130,800	130,800
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE	(7,825,160)	(7,303,976)

	(545,827)	(159,321)

	560,110	802,038

The accompanying notes are an integral part of these interim consolidated financial statements.

ACTIONVIEW INTERNATIONAL, INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(Unaudited)

					Cumulative
					From Inception
	For Three Months Ended June 30,		For the Six Months Ended June 30		(January 26, 1986) to
	2006	2005	2006	2005	June 30, 2006
	$	$	$	$	$
REVENUE
Advertising revenue	16,310	10,428	30,053	21,874	153,607
Royalties and other	4,147	7,164	10,710	9,332	51,914
Sign sales	-	13,261	-	13,261	90,080
	20,457	30,853	40,763	44,467	295,601
COST OF SALES	4,812	17,834	9,030	22,814	131,556

GROSS PROFIT	15,645	13,019	31,733	21,653	164,045

OPERATING EXPENSES
Consulting fees	10,000	3,750	30,000	3,750	721,950
Depreciation and amortization	15,499	69,511	30,999	134,318	649,253
Finance and interest expense	64,779	-	126,702	6,987	663,095
Investor relations	3,643	22,893	6,429	36,588	536,005
Loss on foreign exchange	7,446	-	9,496	6,931	28,609
Marketing	48,433	24,279	70,909	26,810	262,766
Office and general administration	26,750	46,220	53,957	59,571	1,514,299
Professional fees	9,431	19,608	42,537	59,679	342,133
Product development	35,473	26,357	61,116	53,628	347,416
Salaries and management fees	53,043	60,750	120,772	117,111	784,892
	274,497	273,368	552,917	505,373	5,850,418

NET LOSS	(258,852)	(260,349)	(521,184)	(483,720)	(5,686,373)

Goodwill written-off	-	-	-	-	(431,572)
Intellectual Property Rights written-off	-	-	-	-	(1,707,215)

NET LOSS	(258,852)	(260,349)	(521,184)	(483,720)	(7,825,160)

DEFICIT, BEGINNING	(7,566,308)	(4,236,126)	(7,303,976)	(4,012,755)	-

DEFICIT, END	(7,825,160)	(4,496,475)	(7,825,160)	(4,496,475)	(7,825,160)

BASIC NET LOSS PER SHARE	(0.01)	(0.01)	(0.02)	(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	32,616,897	23,786,094	32,310,688	22,814,087

The accompanying notes are an integral part of these interim consolidated financial statements

ACTIONVIEW INTERNATIONAL, INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Cumulative
	For the Six Months Ended		From Inception
	June 30,		(January 26, 1986) to
	2006	2005	June 30, 2006
	$	$	$
CASH FLOW FROM (USED IN ) OPERATING ACTIVITIES
Net loss	(521,184)	(483,720)	(7,825,160)
Non-cash items included in net loss
Depreciation and amortization	30,999	134,318	650,436
Stock based operating expenses	103,880	52,432	928,675
Finance expenses	87,413	-	469,105
Bad debt expense	-	20,000
Intellectual Property Rights written-off	-	-	1,707,215
Goodwill written-off	-	-	431,572
Warrants issued for services	-	-	98,713
Changes in non-cash working capital
Accounts receivable	16,362	(20,894)	67,837
Inventories	(4,998)	(11,150)	(98,318)
Prepaid expenses	28,122	7,564	16,538
Accounts payable and accrued liabilities	6,804	10,303	838,803
Deferred finance charges	8,081	-	8,081
Deferred revenue	(1,338)	(2,335)	(2,812)

NET CASH USED IN OPERATING ACTIVITIES	(245,859)	(293,482)	(2,709,315)

CASH FLOW FROM (USED IN ) INVESTING ACTIVITIES
Investment in rental signs and other property	-	(87,609)	(375,922)
Net cash from acquisition of ActionView	-	-	(53,439)
Cash acquired on reorganization	-	-	23,540

NET CASH USED IN INVESTING ACTIVITIES	-	(87,609)	(405,821)

CASH FLOW FROM (USED IN ) FINANCING ACTIVITIES
(Increase) decrease in bank indebtedness	-	-	(39,668)
Advances from related parties	26,889	94,826	363,403
Proceeds from convertible promissory notes payable	70,000	50,000	948,700
Increase (decrease) in convertible and other long term debt for cash	(7,164)	(10,173)	231,513
Issuance of common stock for cash	20,178	250,000	1,489,178
Additional contributed capital	-	-	82,488

NET CASH FROM (USED IN) FINANCING ACTIVITIES	109,903	384,653	3,075,614

INCREASE (DECREASE) IN CASH	(135,956)	3,562	(39,522)

CASH (DEFICIENCY), BEGINNING	96,434	(50,779)	-

CASH (DEFICIENCY), END	(39,522)	(47,217)	(39,522)

Supplemental disclosure with respect to cash flows (Note 12)

The accompanying notes are an integral part of these interim consolidated financial statements.

ACTIONVIEW INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
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

The Company custom-designs, markets and manufactures illuminated programmable motion billboard signs for use in airports, mass transit stations, shopping malls and other high traffic advertising locations designed to reach people on the go with targeted messaging. The Company’s business model has two main revenue streams: (i) advertising revenues from Company- owned signs placed in high traffic locations being shared with Ad Agencies, location owners and local business partners; and (ii) sale of signs to franchise operators along with on-going royalty revenue from the advertising generated from these signs in the local market areas

In connection with its advertising business from Company-owned signs, the Company incorporated ActionView Far East Limited (“AVFE”) in February 2004 for the purpose of representing the Company and marketing its scrolling billboard products in both China and Hong Kong. The Company has a 50.1% interest in AVFE and a voting majority on the Board of Directors. The other 49.9% interest is owned by a local business group headed by AVFE’s Managing Director. Commercial operations have not yet commenced.

Similarly, the Company completed a license and supply agreement with ActionView Australia (Proprietary) Limited (“AVAU”) in September 2004 for the purpose of representing the Company and marketing its scrolling sign products in both Australia and New Zealand. The Company has the option to purchase a 51% interest in AVAU for a nominal amount at any time with the other 49% being retained by a local business group headed by AVAU’s Managing Director. Commercial operations have not yet commenced.

The Company is currently considered a Development Stage Enterprise, under the guidelines of Statement of Financial Accounting Standards (“SFAS”) No. 7.

Going concern

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2006, the Company has a working capital deficiency of $543,152 and has incurred losses since inception of $7,825,160. Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

ACTIONVIEW INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
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

Basis of Presentation

The unaudited interim consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals and stock transactions) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these interim consolidated financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2005, included in the Company's annual report on Form 10-KSB.

(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)       Consolidated Financial Statements

These consolidated financial statements include the accounts of: (i) the Company, (ii) 612 Canada, a 100% owned Canadian subsidiary incorporated August, 2003, (iii) ActionView, a British Columbia corporation acquired effective September 9, 2003 which is 100% owned by 612 Canada, and (iv) AVFE, a 50.1% owned subsidiary incorporated in Hong Kong in February 2004.

(b)       Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments that are readily convertible into cash with maturity of three months or less when purchased. As at June 30, 2006, the cash and cash equivalents consist of bank deposits.

ACTIONVIEW INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
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

ACTIONVIEW INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

(g)       Foreign currency transactions

The functional currency of the Company and 612 Canada is the U.S. dollar; of ActionView is the Canadian dollar; and of AVFE is the Hong Kong dollar. In accordance with SFAS No. 52, “Foreign Currency Translation”, the foreign currency financial statements of the Company’s subsidiaries are re-measured into U.S. dollars. Monetary assets and liabilities are re-measured using the foreign exchange rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the period and stockholders’ equity accounts and capital asset accounts are translated by using historical exchange rates. The resulting re-measurement gain or loss is included in the consolidated statement of operations.

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
June 30, 2006
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

(l)       Stock-based compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment”, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

ACTIONVIEW INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
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

(m)       Loss Per Share

The computation of basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding common shares during the period, excluding the exchangeable shares which have not yet been exchanged into common stock of the Company. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on net loss.

As of June 30, 2006, the Company had 13,111,247 potentially dilutive securities in the form of exchangeable shares, share purchase warrants and convertible loans. The accompanying presentation only includes the basic net loss per share since the potentially dilutive securities are anti-dilutive to basic net loss per share.

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
June 30, 2006
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

(3)       DEFERRED FINANCE CHARGES

	June30,	December 31,
	2006	2005
	$	$

Unamortized equity inducement fees	84,852	135,694
Unamortized embedded beneficial
conversion features	26,243	42,327
Prepaid quarterly cash interest	2,955	11,039

	114,050	189,060

Less: long term portion	0	(41,125)

Current portion	114,050	147,935

The deferred finance charges relate to the convertible promissory notes payable and the convertible loans described in Notes 7 and 8 and are comprised of the unamortized equity inducement fees, the unamortized embedded beneficial conversion features and the quarterly prepaid interest, where applicable.

ACTIONVIEW INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

(4)       PROPERTY AND EQUIPMENT

	June30,	December 31,
	2006	2005
	$	$

Rental signs	461,235	461,235
Furniture and computers	6,249	6,249
Leasehold improvements	10,785	10,785

	478,269	478,269
Less: accumulated depreciation	(197,604)	(166,606)

Net book value	280,665	311,663

Both the bank indebtedness and the Business Development Corporation loan, described in Notes 6 and 8(i) respectively, are secured by a general security agreement over all the Company assets and are guaranteed by the Company’s two directors.

(5)       BANK INDEBTEDNESS

At June 30, 2006, the Company’s bank line of credit was $45,000 of which $39,522 was utilized (December 31, 2005 - $nil). The bank indebtedness is payable on demand; bears interest at the bank’s prime rate plus 1.55% per annum; is secured by a general security agreement over all Company assets; and is guaranteed by the Company’s two directors.

(6)       CONVERTIBLE PROMISSORY NOTES PAYABLE

During 2005 and the six months ended June 30, 2006, the Company has borrowed $405,700 (December 31, 2006 $335,700) from nine lenders by way of promissory notes bearing interest at 15% per annum, payable quarterly in advance. Principal is repayable in cash or shares, at the option of the note holder, after one year from the date of issuance. As an equity inducement fee to the note holders, the Company has issued 245,390 shares of rule 144 restricted common stock, with a fair value of $24,249, pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933. This fee was recorded as a deferred finance charge (See Note 4) and is being amortized on a straight-line basis as interest expense over the twelve month term of the notes. In this regard, $11,554 was expensed as non-cash interest for the six months ended June 30, 2006 (six months ended June 30, 2005 - $nil).

At the note holders’ option, the notes may be converted into common stock of the Company at a 15% discount to the volume weighted average price during the ten days prior to the due dates. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature at $50,835. This value was also deferred (See note 4) and is being amortized on a straight-line basis as interest expense over the twelve month term of the notes. In this regard, $21,267 was expensed as non-cash interest for the six months ended June 30, 2006 (six months ended June 30, 2005 - $nil).

ACTIONVIEW INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

The Company has guaranteed an annualized return of 40% to certain lenders including the sum of cash interest payable and the market value at the due date of 140,000 shares of 144 rule restricted stock issued as inducement fees. If there is a shortfall in this return at maturity, the Company has agreed to issue additional rule 144 restricted common stock to make up the shortfall. At June 30, 2006, the Company is contingently liable for this shortfall amounting to approximately 277,000 shares valued at $17,000.

(7)       CONVERTIBLE AND OTHER LONG TERM DEBT

The convertible and other long term debt are comprised of the following:

	June 30, 2006	December 31,
		2005

Term loans	9,997	17,838
Convertible loans	48,344	38,479
Term Loan Payable	225,000	225,000

	283,341	281,317

(i)       Term Loans

	June 30, 2006	December 31,
		2005
Business Development Corporation
(“BDC”) loan, bearing interest at BDC
prime plus 4% per annum with monthly
principal payments of $686 (Cdn $800)
commencing October 2002 and maturing	15,000	18,524
March 2008

BDC loan, bearing interest at BDC
prime plus 2% per annum with monthly
principal payments of $686 (Cdn $800)
commencing June 2002 and maturing
November 2008.	12,140	15,780

	$27,140	$34,304

Less: current portion	(17,143)	(16,466)

Long term portion	$9,997	$17,838

The term loans are secured by a general security agreement over all Company assets and guaranteed by the Company’s two directors.

ACTIONVIEW INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

ii)     Convertible Loans

During the year ended December 31, 2005, the company borrowed $61,500 of non-interest bearing loans from two individuals with unspecified repayment terms. After March 2007, the loans are convertible at the lenders’ option into units consisting of 715,536 shares of common stock and an equivalent number of share purchase warrants exercisable at $0.10 per share.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $12,953 (see Note 4). This value was recorded as a deferred charge and is being amortized over the eighteen month term of the notes. In this connection, $4,318 was expensed as non-cash interest for the six months ended June 30, 2006 (June 30, 2005 – nil).

In addition and in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $29,600 as common stock purchase warrants and will record further interest expense over the term of the Convertible Loans resulting from this difference between the stated value and carrying value at the date of issuance. As an offset, the carrying value of the Convertible Loans will be accreted to the face value of $61,500 at maturity. In this connection, interest expense of $9,865 has been accreted for the six months ended June 30, 2006 (six months ended June 30, 2005 - $nil), increasing the carrying value of the Convertible Loans from $31,900 at the date funds were received to $48,344 at June 30, 2006.

iii)    Term Loan Payable

During the year ended December 31, 2005, the Company borrowed $225,000 from CLX Investment Company, Inc. (“CLX”), bearing interest at 8% per annum compounded quarterly in arrears. The loan is repayable to CLX in an amount equal to 25% of net quarterly income of the Company or $75,000 whichever is greater, commencing on the earlier of May 31, 2007 or the month following the quarter in which the Company generates net quarterly income of at least $150,000.

As an inducement fee to CLX, the Company issued 1,285,700 shares of rule 144 restricted common stock with a fair value of $141,427 pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. This fee was recorded as a deferred finance charges (See Note 4) and is being amortized straight-line as interest expense over the twenty-one month term of the credit line. In this connection, $40,408 was expensed as non-cash interest for the six months ended June 30, 2006 (six months ended June 30, 2005 - $nil).

ACTIONVIEW INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

Principal repayments

The aggregate amount of principal payments required in each of the next three years to meet the long term debt retirement provisions is as follows:

Twelve months ending:

June 30, 2007	$17,143
June 30, 2008	234,997
June 30, 2008	-

$252,140

(8)       ADVANCES FROM RELATED PARTIES

At June 30, 2006, the Company owed a total of $170,942 (December 31, 2005 - $144,053) to the two Company officers who are also directors and their private companies. For the six months ended June 30, 2006, management fees of $31,250 (six months ended June 30, 2005 - $53,570) were accrued for the two Company officers and their private companies as compensation for the day-today management of the Company.

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

During the three months ended March 31, 2006, the company issued 615,500 shares of common stock, 228,000 of rule 144 restricted shares for cash consideration of $20,178 and 387,500 Form S-8 registered shares for consulting services valued at $35,000.

During the three months ended June 30, 2006, the company issued 806,026 shares of common stock, 14,000 of rule 144 restricted shares as an equity inducement valued at $1,120 for a $20,000 promissory note payable pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933 (see Note 7) and 792,026 Form S-8 registered shares for consulting services valued at $68,880.

ACTIONVIEW INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited) )

Stock Options
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

At June 30, 2006, there were no stock options outstanding to directors, employees and consultants and there have been no changes since December 31, 2005.

Stock Purchase Warrants
At June 30, 2006, the Company had 13,111,247 potentially dilutive securities outstanding (December 31, 2005 - 12,751,211) in the form of 8,072,675 exchangeable shares, 4,323,036 stock purchase warrants, and 715,536 shares for convertible loans.

During the period ended June 30, 2006, the Company extended terms by one year on 1,412,500 warrants to June 30, 2007. All other warrant terms remain unchanged.

(10)       INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is ‘more likely than not’. The Company has incurred net operating tax losses of approximately $4,882,000 to June 30, 2006 which commence expiring in 2018 after a carry forward period of 25 years. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. However, the potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is ‘more likely than not’ it will utilize the net operating losses carried forward in future years.

Availability of tax loss carry forwards is subject to change of ownership limitations under Internal Revenue Code 382.

ACTIONVIEW INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

(11)       SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Cumulative
From Inception
	Six months ended	Six months ended	(Jan 26, 1989) to
	June 30, 2006	June 30, 2005	June 30, 2006

Cash paid during period for:
Interest and bank charges	$39,289	$6,987	$ 543,082

Income taxes	-	-	-

A summary of the shares of common stock issued by the Company for non-cash consideration during the six months ended June 30, 2006 is presented below.

During the three months ended March 31, 2006, the company issued 387,500 shares of Form S8 registered common stock for consulting services valued at $35,000.

During the three months ended June 30, 2006, the company issued 806,026 shares of common stock, 14,000 of rule 144 restricted shares as an equity inducement valued at $1,120 for a $20,000 promissory note payable pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933 (see Note 7) and 792,026 Form S-8 registered shares for consulting services valued at $68,880.

(12)       SUBSEQUENT EVENTS

Significant company events subsequent to June 30, 2006 are as follows:

(i)       the company issued 394,153 shares of Form S-8 registered common stock for current and future consulting services valued at $24,000.

(ii)     the company has set aside 54,730 shares of rule 144 restricted common stock as an equity inducement valued at $2,740 for certain convertible promissory note holders to change their quarterly interest payments from prepaid to arrears. In addition, the company has obtained agreement from two note holders, amounting to $62,000, to extend the repayment term of their notes by one year.

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

The Company targets the point of purchase advertising market in North America and the outdoor advertising market in the Orient, the Middle East and Australia. There have been significant developments in China, Hong Kong and Australia which are described in detail below. The Company also sells its signs to locally based franchises and will receive royalty income from the advertising revenues generated on these signs. The Company will also sell custom manufactured less sophisticated scrolling signs to customers on a large volume basis.

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

During the annual impairment review the Company determined that the carrying value of its goodwill and Intellectual Property Rights at December 31, 2005, was fully impaired and written down to nominal value.

Recent accounting pronouncements

Two recent accounting pronouncements have been identified in note 2(o) of the interim financial statements summarized as follows:

i)	In February 2006,

“Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140” (SFAS No. 155) was issued by the Financial Accounting Standards Board’s (“FASB”) effective for fiscal years beginning after September 15, 2006. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

ii)	In March 2006,

“Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140” (SFAS No. 156) was issued effective for fiscal years beginning after September 15, 2006. Management is currently evaluating the impact, which the adoption of this standard will have on the Company’s financial statements.

c)    Results of Operations

The unaudited financial statements for the six months ended June 31, 2006 (“2006 1st half”) are compared below to the unaudited financial statements for the six months ended June 30, 2005 (“2005 1st half”) and to some extent to the audited financial statements for the year ended December 31, 2005 (“2005 year”).

Revenue

The Company reported revenues of $40,763 for the 2006 1st half compared to $44,467 for the 2005 1st half. The fact of no sign sales in the current year more than offset the increases from both advertising revenue from Company-owned signs in Vancouver shopping malls and franchise royalties. With continuing delays being encountered on the Guangzhou airport project, which was expected to start generating advertising revenues 6 to 9 months ago, the Company has initiated direct contact with the Airport Authority to try and help Chuangrun get the project started.

Gross Profit

The Company generated a gross profit of $31,733 for the 2006 1st half compared to $21,653 in the 2005 1st half. The increase was due to much lower costs attributable to advertising revenues compared to sign sales.

Operating Expenses

The Company reported operating expenses of $552,917 in the 2006 1st half compared to $505,373 in the 2005 1st half. This net $47,544 increase in operating expenses was due to the following:

-	increase in consulting fees to $30,000 from $3,750 due to additional services required in connection with being a public trading and reporting company.
-

significant decrease in depreciation and amortization expense to $30,999 from $134,318 due to the December 31, 2005 impairment write-down of the Company’s Intellectual Property to nominal value and the resultant decrease in amortization charges.

-

significant increase in finance and interest expense to $126,702 from $6,987 due to $676,000 of new debt raised in fiscal 2005 and 2006 to date, now requiring interest payments and amortization of bonus shares/beneficial conversion rights. These funds were needed to manufacture the signs for the Guangzhou Airport project and partially for Australia and also to provide working capital for on-going operations.

-	significant decrease in investor relations expense to $6,429 from $36,588 resulting from minimal shareholder communications due to continued delays in the Guangzhou Airport project.
-	increase in foreign exchange loss to $9,496 from $6,931.
-

significant increase in marketing expenses to $70,909 from $26,810 due to the continuing market development efforts in the Australian and US markets. Most of this increase was paid for in company shares.

-

decrease in office and administration expenses to $53,957 from $59,571 due to efforts to reduce overheads and monthly cash burn rate despite on-going marketing activities in China, Australia and the US.

-	decrease in professional fee to $42,537 from $59,679 mainly due to the filing of an SB-2 registration document in the 2005 1st half not repeated in 2006.
-	increase in product development expenses to $61,116 from $53,628 as the Company continues to examine ways to improve sign features for the Australia and US markets.
-	increase in salaries and management fees to $120,772 from $117,111 due to continued high costs in connection with being a public trading and reporting company.

Net Loss

The net loss from operations increased to $521,184 in the 2006 1st half, including $222,292 of non-cash charges, from $483,720 in the 2005 1st half, including $186,750 of non-cash charges. The net increase of $37,464 was due to a combination of factors explained above and summarized below:

-	increased operating expenses due to:
	o	consulting fees ($26,250), finance and interest ($119,715), loss on exchange ($2,565), marketing ($44,099), product development ($7,488), and salaries and management fees ($3,661).
-	partially offset by:
	o	increased gross profit ($10,080), and
	o	decreased operating expenses due to:
depreciation and amortization ($103,319), investor relations ($30,159), office and general administration ($5,614), and professional fees ($17,142),

d)     Liquidity and Capital Resources

At June 30, 2006, the Company had a negative cash position of $39,522 included in the working capital deficiency of $543,152 compared to a cash balance of $96,434 included in the working capital deficiency of $230,793 at December 31, 2005.

The $135,956 decrease in cash during the 1st half 2006 ($3,562 increase in cash during the 1st half 2005) arose from the following cash flow activities:

–

Net cash used in operating activities was $245,859in the 1st half 2006 ($293,482 in the 1st half 2005) arising primarily from the half year net loss but significantly offset by the add-back of non-cash charges including depreciation and amortization, stock-based operating expenses, finance expense re. bonus shares/ beneficial conversion features and various changes in non-cash working capital.

–

Net cash flow from financing activities was $109,903 in the 1st half 2006 ($384,653 in the 1st half 2005) arising from new promissory note funds received, sale of shares for cash and an increase in advances from related parties partially offset by long term debt repayments.

Subsequent to June 30, 2006, the company set aside 54,730 shares of rule 144 restricted common stock as an equity inducement valued at $2,740 for certain convertible promissory note holders to change their quarterly interest payments from prepaid to arrears. In addition, the company has obtained agreement from two note holders, amounting to $62,000, to extend the repayment term of their notes by one year. It is anticipated that all note holders will cooperate with the company in this regard as the one year term of each note expires.

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

e)     Plan of Operation for Next Twelve Months

Current Projects and Operating Agreements

While the United States would appear to be the obvious market for company pursuit, large scale replacement of traditional static signs that are already installed would be required to obtain “slotting space” and numerous long term competitor contracts are still in effect at the high traffic outlets. Thus, a strategy of seeking newer, rapidly growing and as yet under-served marketing opportunities appeared to be a logical course of action to the Company. Through management contacts and long term relationships, the Company has established strong beachheads in China and Australia and intends to utilize these installations as a “show and tell” demonstration method for rapidly obtaining additional business in those countries as well as using them as an example for domestic expansion.

The Company, through its foreign partners, has entered into agreements during 2005 for the placement of 350 signs in China and Australia, subsequently increased to 610 signs, as follows:

China

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

The 50 bus stop signs have been paid for by the Company and ready for installation for most of the last 6 to 9 months, except for unexpected delays relating to many requested custom design changes and the construction / infrastructure methods used in China to prepare the airport site. When final permits are received from the Airport Authority, these signs will be installed, hopefully leading to revenue generation before the year end. After a reasonable work-in period for the bus stops the 100 indoor panoramas will be manufactured and installed, provided the necessary funds of $500,000 can be raised by the Company.

Due to the fact of many delays with respect to final installation, the Company initiated direct contact with the Guangzhou Airport Advertising Management to try and help Chuangrun complete the project. In the past, the Company has relied exclusively on Chuangrun to liaise with the Airport and has dealt with the management of China Media One, a US listed Company which owns the GZ Airport contracts, for all information regarding installation of the signs. In late June 2006, the CEO of ActionView, Rick Mari, initiated a meeting with the Airport and invited the CEO of Chuangrun, Adrian Choi, and the President of China Media One, Ernest Cheung. The purpose of the meeting was to introduce ActionView management to the Airport and try to finalize the installation requirements. Due to meeting success, ActionView was encouraged to maintain direct contact with the Airport and subsequently learned that all pre-installation wiring was not ready, contrary to the information received from Chuangrun and China Media One earlier on. This will not only cause further delays to the sign installation schedule but has also made the Company realize it can only rely on direct communication with the Airport from now on.

Chuangrun has negotiated advertising contracts with a national Advertising Agency in China, Chi Shang Ling Yue Advertising Agency, for $6.425 million covering their clients’ use of 60% of the outdoor sign space in the first full year and $13 million for use of 70% of the indoor sign space in the first full year. Clients secured by the Agency include China Mobile, China Unicom, Ping An Insurance, Samsung, LG, etc. Under the Chuangrun contracts, the ActionView Group is entitled to approximately 15% of the gross advertising revenues generated from the signs once they are installed and advertising posters are in place. We have written confirmation from China Media One that the above advertising contracts are still valid and in good standing despite the sign installation delays.

Hong Kong

In May 2006, the Company and its subsidiary, ActionView Far East Limited, entered into an agreement with Cadence Media of Hong Kong to supply company-owned multiple-scrolling billboards to selected shopping malls managed by The Link Management Ltd, Hong Kong’s largest property management company responsible for 180 retail malls and car park facilities adjacent to 40% of Hong Kong’s 7.2 million population.

The first phase of the project involves the supply and installation of 20 Company-owned billboards from inventory into six premium shopping malls, half of which have been successfully installed to date. This will establish ActionView’s state-of-the-art billboards as a viable media choice for advertisers in this specialized market. Upon successful completion of a test period, the project will expand to include substantially all properties managed by The Link Group. The first advertisers will be starting on the signs during August 2006 but the income will be minimal until significantly more signs have been placed.

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

Open Media has negotiated a contract with IGA Distribution Pty Ltd for the placement of a minimum 200 4’x6’ scrolling signs in the IGA supermarket chain across Australia over the next six to twelve months. Subsequent to the year end, the minimum number of signs was increased to 460 and the final agreement has been completed. 40 of the 460 signs required by IGA have been built and paid for by the Company. Approximately $1.4 million is required from new fund raising or operating cash flows in order to meet the balance of this commitment.

Advertising contracts for the signs are presently being secured through Open Media and its strategic / operational partner, Claude Neon, which is part of a large global outdoor media company. Under the Open Media contract, the ActionView Group is entitled to approximately 20% of the gross advertising revenues generated from the signs once they are installed and advertising posters are in place. The Company is expecting the Australian project to start before end of the 3rd quarter.

Vancouver, British Columbia

The Company continues to generate relatively small amounts of advertising revenue from 4 rental signs located in 3 Vancouver shopping malls. Some expansion plans are currently in progress.

Other growth opportunities

Asia: News of the innovative ActionView bus-stop signs in Guangzhou has reached other airports in China and company representatives are presently in negotiations with some of them. Moreover, other markets in Asia are being explored and the Company believes that opportunities abound in this region. With a solid base of billboards in the larger countries, expansion into ancillary areas should be possible on a consistent basis over the next few years.

India: Representatives from a business group in India, who learned about the Company involvement at the Guangzhou airport, visited the ActionView contract manufacturing facility in China in October 2005 with the CEO and the Director of Manufacturing. Discussions continue regarding potential development of the ActionView airport advertising program in India.

Dubai, UAE: Good potential exists with the ActionView franchise in Dubai through the sale of signs and the earning of royalties from local advertising. Although this business has proceeded more slowly than anticipated, 3 ActionView signs were sold for placement and beta-testing into a chain of gas stations (Emirate Petroleum). So far the test results have gone well with nearly all advertising spaces sold out. The next phase will be the placement of 25 more signs throughout the gas station chain which should generate revenue for the Company from sign sales and related royalties in the coming months.

Yellowknife, Northwest Territories, Canada: The Company is now receiving royalty revenue from the local advertisments placed on 8 ActionView signs sold to this franchise operation over the last 2 years. This revenue is expected to continue into the foreseeable future due to the strength of the regional economy.

Las Vegas, USA: ActionView Nevada Ltd was set up late last year as a new franchise to help develop the lucrative Las Vegas market including: the McCarron International Airport, bus stop shelters along the Las Vegas strip and casinos. Other US business opportunities are also being pursued in Las Vegas mainly in market sectors less developed by the major competitors such as convention centers, supermarket chains and auto dealerships. The Company expects to see meaningful results from these pursuits by year end.

Product Development

The Company's design and production staff was successful in developing several new products and support technologies during 2004 and 2005 which helped to secure the two contracts at the Guangzhou Airport. The most significant of these new products has been the designing and manufacturing of the ActionView double sided 12 poster scrolling sign combined with an LED display attached on top. The LED feature is used to convey messages to the general public in the airport. The scrolling posters will generate significant revenue for the airport once the signs are installed and the advertising is in place on them.

The Company is committed to continuing its product development efforts in order to meet on-going customer demands for new and improved products. A more detailed discussion of the Company’s product development program is included in Item 1b) above.

Expected revenue and capital requirements

The Company’s primary goal over the next twelve to eighteen months is to place or sell up to 1,000 signs into a growing network of international contacts and business relationships. The Company is well on its way with 60% of the objective already contracted in China and Australia. It is expected the 2nd half of 2006 will be a turn-around period for the Company with solid revenues expected by year end.

While the Company’s financial projections are relatively easy to determine and verify, ie. cost of each sign, advertising revenues per sign, etc., it is rather more difficult to project the signing of new contracts. This means the projections can be skewed upward or downward depending on the completion or otherwise of the contracts currently in progress. However, some should be close at hand after the first 150 signs are installed at Guangzhou. Moreover, the manufacture and installation of the signs are subject to a number of scheduling issues and the challenges of dealing with remote markets.

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

This business plan is quite ambitious and requires the Company to raise approximately $2.0 million in financing over the next six to nine months primarily for inventory buildup against firm orders. In addition to seeking traditional equity financing arrangements, a special sale and leaseback arrangement is presently under negotiation to help finance the future manufacturing and placement of Company-owned signs and provide needed working capital.

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

Additions to Management Team

The Company plans to expand its management team with two key appointments, Director of Sales & Marketing for North America and Chief Financial Officer, when revenues begin to flow before year end.

These positions are now contracted-out therefore allowing existing management to concentrate on business strategy, operations, manufacturing and product development for benefit of the business in general and the shareholders in particular

f)     Contractual Obligations and Off-Balance Sheet Arrangements

As at June 30, 2006, the Company had total debt obligations of $745,706 per the table below.

	Balance June 30 , 2006	Payments 2006-07	Payments 2007-08	Annual cash interest payments
Bank indebtedness (1)	$ 39,522	On demand	On demand	$ 2,984
Convertible promissory notes (2)	$405,700	$405,700 but renewable or convertible at note holder’s option		$60,855
Business Development Corporation loans (3 & 4)	$ 27,140	$17,143	$ 9,997	$ 2,070
Convertible loans – discounted carrying value (5)	$ 48,344	convertible	convertible	$ nil
Loan payable (6)	$225,000		$225,000 but depends on level of company earnings	$18,000
Office and warehouse lease (7)	$ nil	$12,700
Total	$745,706			$83,909

Notes to the table are set forth below.

(1) Bank indebtedness bearing interest at prime plus 1.55% per annum and repayable on demand.

(2) Convertible promissory notes bearing interest at 15% per annum renewable or repayable in cash or shares at the option of the note holder one year from the date of issuance.

(3) First Business Development Corporation (“BDC”) loan bearing interest at prime plus 4% per annum with monthly principal repayments of $686 (Cdn $800) plus interest commencing October 2002 and maturing March 2008.

(4) Second BDC loan bearing interest at BDC prime plus 2% per annum with monthly principal repayments of $686 (Cdn $800) plus interest commencing June 2002 and maturing November 23, 2008.

(5) Convertible non-interest bearing loans of $61,500 discounted to $48,344 with unspecified repayment terms.

(6) CLX Investment Company loan bearing interest at 8% per annum repayable by an amount equal to 25% of net quarterly income of the Company or $75,000 whichever is greater, commencing on the earlier of May 31, 2007 or the month following the quarter in which the Company generates net quarterly income of at least $150,000.

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

ACTIONVIEW INTERNATIONAL, INC.

Dated: August 18, 2006                     By: /s/ Christopher Stringer

                                                              ________________________
                                                              Christopher Stringer
                                                              President, Chief Financial Officer and Director

Dated: August 18, 2006                     By: /s/ Rick Mari

                                                              ___________________________
                                                              Rick Mari
                                                              Chief Executive Officer, Secretary and Director