Form 10QSB
period 2006-09-30
ACTIONVIEW INTERNATIONAL INC
filed 2006-11-20
CIK 789667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2006

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

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (unaudited)

ACTIONVIEW INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS	$	$

CURRENT ASSETS
Cash	-	96,434
Accounts receivable	13,584	19,865
Inventory	130,243	121,964
Prepaid expenses	51,673	63,051
Current portion of deferred finance charges (Note 3)	74,316	147,935
	269,816	449,249

PROPERTY AND EQUIPMENT(Note 4)	265,165	311,663
DEFERRED FINANCE CHARGES	-	41,125
INTELLECTUAL PROPERTY RIGHTS AND GOODWILL	1	1

	534,982	802,038

LIABILITIES

CURRENT LIABILITIES
Bank indebtedness (Note 5)	46,648	-
Accounts payable and accrued liabilities	255,205	182,485
Deferred revenue	6,704	1,338
Convertible promissory notes payable (Note 6)	405,700	335,700
Current portion of convertible and other long-term debt (Note 7)	17,232	16,466
Advances from related parties (Note 8)	209,412	144,053
	940,901	680,042

CONVERTIBLE AND OTHER LONG-TERM DEBT (Note 7)	286,893	281,317

	1,227,794	961,359

CONTINGENCIES (Notes 1 and 6)

STOCKHOLDERS' DEFICIENCY

COMMON STOCK (Note 9)
$0.001 par value; 75,000,000 shares authorized
33,719,491 issued and outstanding (December 31, 2005 - 31,539,282)	33,719	31,539
EXCHANGEABLE SHARES	2,421,803	2,421,803
ADDITIONAL PAID IN CAPITAL	4,681,600	4,508,513
OBLIGATION TO ISSUE SHARES	52,000	52,000
COMMON STOCK PURCHASE WARRANTS	130,800	130,800
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE	(8,012,734)	(7,303,976)

	(692,812)	(159,321)

	534,982	802,038
SUBSEQUENT EVENTS (Note 12)

The accompanying notes are an integral part of these interim consolidated financial statements.

ACTIONVIEW INTERNATIONAL, INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(Unaudited)

					Cumulative
					From Inception
	For Three Months Ended September 30,		For the Nine Months Ended September 30		(January 26, 1986) to
	2006	2005	2006	2005	September 30, 2006

REVENUES
Advertising revenue	18,231	11,348	48,284	33,222	171,838
Royalties and other	1,090	3,892	11,800	13,224	53,004
Sign sales	20,526	210	20,526	13,471	110,606
	39,847	15,450	80,610	59,917	335,448
COST OF REVENUES	17,004	7,765	26,034	30,579	148,560

NET REVENUES	22,843	7,685	54,576	29,338	186,888

OPERATING EXPENSES
Consulting fees	-	-	30,000	3,750	721,950
Depreciation and amortization	15,500	69,509	46,499	203,827	664,752
Finance and interest expense	67,037	26,796	193,739	33,783	730,132
Investor relations	3,433	45,443	9,862	82,031	539,438
Loss on foreign exchange	2,114	22,544	11,610	25,997	30,723
Marketing and business promotion	25,561	23,264	96,470	50,074	288,327
Office and general administration	24,923	28,488	78,880	91,537	1,539,223
Professional fees	6,401	4,783	48,938	64,462	348,534
Product development	19,096	43,568	80,212	97,196	366,512
Salaries and management fees	46,352	73,029	167,124	190,140	831,244
	210,417	337,424	763,334	842,797	6,060,835

NET LOSS BEFORE THE FOLLOWING	(187,574)	(329,739)	(708,758)	(813,459)	(5,873,947)

Goodwill impairment	-	-	-	-	(431,572)
Intellectual Property Rights impairment	-	-	-	-	(1,707,215)

NET LOSS	(187,574)	(329,739)	(708,758)	(813,459)	(8,012,734)

DEFICIT, BEGINNING OF PERIOD	(7,825,160)	(4,496,475)	(7,303,976)	(4,012,755)	-

DEFICIT, END OF PERIOD	(8,012,734)	(4,826,214)	(8,012,734)	(4,826,214)	(8,012,734)

BASIC AND DILUTED LOSS PER SHARE	(0.01)	(0.01)	(0.02)	(0.03)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING-BASIC AND DILUTED	33,430,815	27,129,125	32,689,217	24,027,006

The accompanying notes are an integral part of these interim consolidated financial statements

ACTIONVIEW INTERNATIONAL, INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Cumulative
			From Inception
	For the Nine Months Ended September 30		(January 26, 1986) to
	2006	2005	September 30, 2006
	$	$	$
CASH FLOW PROVIDED BY (USED IN )

OPERATING ACTIVITIES
Net loss	(708,758)	(813,459)	(8,012,734)
Non-cash items included in net loss
Depreciation and amortization	46,499	203,827	665,936
Stock based operating expenses	145,261	120,075	970,056
Finance expenses	118,533	5,380	500,225
Bad debt expense	-	20,000	-
Intellectual Property Rights impairment	-	-	1,707,215
Goodwill impairment	-	-	431,572
Warrants issued for services	-	-	98,713
Changes in non-cash working capital
Accounts receivable	6,281	(21,880)	57,756
Inventories	(8,279)	8,018	(101,599)
Prepaid expenses	21,206	(4,980)	9,622
Deferred finance charges	11,009	-	11,009
Accounts payable and accrued liabilities	72,720	(5,824)	904,719
Deferred revenue	5,366	2,098	3,892

	(290,162)	(486,745)	(2,753,618)
INVESTING ACTIVITIES
Acquisition of rental signs and other property	-	(84,231)	(375,922)
Net cash from acquisition of ActionView	-	-	(53,439)
Cash acquired on reorganization	-	-	23,540

	-	(84,231)	(405,821)
FINANCING ACTIVITIES
(Increase) decrease in bank indebtedness	-	2,291	(39,668)
Advances from related parties	65,359	144,843	401,873
Proceeds from convertible promissory notes payable	70,000	155,700	948,700
Increase (decrease) in convertible and other long term debt for cash	(8,457)	199,209	230,220
Issuance of common stock for cash	20,178	250,000	1,489,178
Additional contributed capital	-	-	82,488

	147,080	752,043	3,112,791

INCREASE (DECREASE) IN CASH	(143,082)	181,067	(46,648)

CASH (DEFICIENCY), BEGINNING OF PERIOD	96,434	32,305	-

CASH (DEFICIENCY), END OF PERIOD	(46,648)	213,372	(46,648)

	$	$	$
Supplemental information and disclosure (note 12)
Cash paid for Interest and bank charges	64,584	28,401	549,649
Cash paid for Income taxes	-	-

The accompanying notes are an integral part of these interim consolidated financial statements.

ACTIONVIEW INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005
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

The Company custom-designs, markets and manufactures illuminated programmable motion billboard signs for use in airports, mass transit stations, shopping malls and other high traffic advertising locations designed to reach people on-the-go with targeted messaging. The Company’s business model has two main revenue streams: (i) advertising revenues from Company-owned signs placed in high traffic locations being shared with Ad Agencies, location owners and local business partners; and (ii) sale of signs to franchise operators and on-going royalty revenue from the advertising revenue generated from these signs by the franchise operators in their local market areas.

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

The Company is still classified as a Development Stage Enterprise, under the guidelines of Statement of Financial Accounting Standards (“SFAS”) No. 7.

Going concern
These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2006, the Company has a working capital deficiency of $671,085 and has incurred losses since inception of $8,012,734 Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

ACTIONVIEW INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005
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

Basis of presentation

The unaudited interim consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals and stock transactions) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these interim consolidated financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2005, included in the Company's annual report on Form 10-KSB.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

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

ACTIONVIEW INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005
(Unaudited)

Note 2 continued

(b)      Cash and cash equivalents
Cash and cash equivalents consist of balances with banks, unrestricted cash balances in lawyer trust accounts and investments in financial instruments with maturities within 90 days held for the purpose of meeting short-term cash commitments rather than for investing or other purposes. As of September 30, 2006, cash and cash equivalents was nil.

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

(e)      Impairment of long-lived assets
The Company records the impairment of long-lived assets, which consist primarily of the property and equipment described above, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used over the long term are measured by a comparison of the carrying value of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the amount of the impairment is measured by the amount by which the carrying amount of the asset exceeds its fair value. As of September 30, 2006, management has determined that there are no material asset impairments of long-lived assets.

(f)      Asset retirement obligations
Upon initial recognition of a liability for an asset retirement obligation, the Company will recognize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. In periods subsequent to the initial measurement, the Company will recognize period-to-period changes in the liability for an asset retirement obligation resulting from the passage of time and revision to either the timing or the amount of the original estimate of undiscounted cash flows.

(g)      Goodwill and other intangible assets
The Company has adopted the provisions of the Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible

ACTIONVIEW INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005
(Unaudited)

Note 2 continued

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

(h)      Translation of foreign currencies
The financial statements are presented in United States dollars. In accordance with SFAS No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets are translated at the exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

(i)      Revenue recognition
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

(j)      Income taxes
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
September 30, 2006 and 2005
(Unaudited)

Note 2 continued

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

(k)      Financial instruments
The Company’s financial instruments consist of cash, accounts receivable, accounts payable, loans payable and amounts due to related parties. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values due to their immediate or short-term maturity.

The fair value of long-term debt is based on available market prices. When quoted market prices are not available, fair values are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

(l)      Use of estimates and assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates used in preparing these financial statements include: valuation of goodwill, Intellectual Property Rights, stock purchase warrants, the realizable value of inventories and the equity component of debt. Actual results could differ from these estimates.

(m)      Stock-based compensation
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment”, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures

ACTIONVIEW INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005
(Unaudited)

Note 2 continued

previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has adopted the prospective method of SFAS No. 123R beginning on January 1, 2006.

(n)      Net loss per share
The computation of basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding common shares of the company during the period. The diluted net loss per share gives effect to all potentially dilutive common shares outstanding during the period. The computation of diluted net loss per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on net loss.

As of September 30, 2006, the Company had 12,759,247 potentially dilutive securities in the form of exchangeable shares, share purchase warrants and convertible loans. The basic net loss per share equals the dilutive net loss per share since the potentially dilutive securities are anti-dilutive to the basic net loss per share.

(o)      Comparative figures
Certain comparative figures have been reclassified to conform to the current period’s presentation.

(p)      Recent accounting pronouncements
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The Company does not expect that the implementation of SFAS No. 155 will have any material impact on its financial statements.

ACTIONVIEW INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005
(Unaudited)

Note 2 continued

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The Company does not expect that the implementation of SFAS No. 156 will have any material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning September 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of

ACTIONVIEW INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005
(Unaudited)

adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

(3)      DEFERRED FINANCE CHARGES

	September 30,	December 31,
	2006	2005
	$	$

Unamortized equity inducement fees	60,103	135,694
Unamortized embedded beneficial
conversion features	14,213	42,327
Prepaid quarterly cash interest	-	11,039

	74,316	189,060

Less: long term portion	-	(41,125)

Current portion	74,316	147,935

The deferred finance charges relate to the convertible promissory notes payable and the convertible loans described in Note 7 and are comprised of the unamortized equity inducement fees, the unamortized embedded beneficial conversion features and the quarterly prepaid interest, where applicable.

(4)      PROPERTY AND EQUIPMENT

	September 30,	December 31,
	2006	2005
	$	$

Rental signs	461,235	461,235
Furniture and computers	6,249	6,249
Leasehold improvements	10,785	10,785

	478,269	478,269
Less: accumulated depreciation	(213,104)	(166,606)

Net book value	265,165	311,663

Both the bank indebtedness and the Business Development Corporation loan, described in Notes 5 and 7, respectively, are secured by a general security agreement over all the Company assets and are guaranteed by the Company’s two directors.

ACTIONVIEW INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005
(Unaudited)

(5)      BANK INDEBTEDNESS

At September 30, 2006, the Company’s bank line of credit was fully utilized at $46,648 (December 31, 2005 - $nil). The bank indebtedness is payable on demand; bears interest at the bank’s prime rate plus 1.55% per annum; is secured by a general security agreement over all Company assets; and is guaranteed by the Company’s two directors.

(6)      CONVERTIBLE PROMISSORY NOTES PAYABLE

During 2005 and the first half 2006, the Company borrowed $405,700 (December 31, 2006 $335,700) from nine lenders by way of promissory notes bearing interest at 15% per annum.

Principal is repayable in cash or shares, at the option of the lender, after one year from the date of issuance. As an equity inducement fee to the lenders at the time, the Company has issued 245,390 shares of Rule 144 restricted common stock, with a fair value of $24,249, pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933. This fee was recorded as a deferred finance charge (See Note 3) and is being amortized on a straight-line basis as interest expense over the twelve month term of the notes. In this regard, $16,100 was expensed as non-cash interest for the nine months ended September 30, 2006 (nine months ended September 30, 2005 - $1,467).

Interest was previously payable quarterly in advance but was renegotiated to quarterly in arrears during the three months ended September 30, 2006 for six of the lenders. This was done in exchange for an equity inducement of 54,730 shares valued at $2,740 which was expensed as non-cash interest for the nine months ended September 30, 2006 (nine months ended September 30, 2005 - $nil).

At the lenders’ option, the notes may be converted into common stock of the Company at a 15% discount to the volume weighted average price during the ten days prior to the due dates. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature at $50,855. This value was also deferred (See note 3) and is being amortized on a straight-line basis as interest expense over the twelve month term of the notes. In this regard, $31,167 was expensed as non-cash interest for the nine months ended September 30, 2006 (nine months ended September 30, 2005 - $2,688).

During the three months ended September 30, 2006, the Company obtained agreement from four lenders with promissory notes amounting to $155,700 to extend their repayment term by one year ending June to September, 2007.

The Company has guaranteed an annualized return of 40% on $200,000 of the promissory notes, including the sum of cash interest earned and the market value at the due date of the related 140,000 shares of Rule 144 restricted stock issued as inducement fees. The due dates range from December 2006 to April 2007. If there is a shortfall in this return at maturity, the Company

ACTIONVIEW INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005
(Unaudited)

has agreed to issue additional Rule 144 restricted common stock to make up the difference. At September 30, 2006, the Company is contingently liable for this shortfall amounting to approximately 860,000 shares valued at $43,000.

(7)      CONVERTIBLE AND OTHER LONG TERM DEBT

The convertible and other long term debt is comprised of the following:

	September 30,	December 31,
	2006	2005

Term loans	8,616	17,838
Convertible loans	53,277	38,479
Term Loan Payable	225,000	225,000

	286,893	281,317

(i)      Term Loans

	September 30,	December 31,
	2006	2005
Business Development Corporation
(“BDC”) loan, bearing interest at BDC
prime plus 4% per annum with monthly
principal payments of $686 (Cdn $800)
commencing October 2002 and maturing	14,360	18,524
March 2008

BDC loan, bearing interest at BDC
prime plus 2% per annum with monthly
principal payments of $686 (Cdn $800)
commencing June 2002 and maturing
November 2008.	11,488	15,780

	$25,848	$34,304

Less: current portion	(17,232)	(16,466)

Long term portion	$8,616	$17,838

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

ACTIONVIEW INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005
(Unaudited)

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $12,953 (see Note 3). This value was recorded as a deferred charge and is being amortized over the eighteen month term of the notes. In this connection, $6,476 was expensed as non-cash interest for the nine months ended September 30, 2006 (nine months ended September 30, 2005 – $719).

In addition and in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $29,600 as common stock purchase warrants and will record further interest expense over the term of the Convertible Loans resulting from this difference between the stated value and carrying value at the date of issuance. As an offset, the carrying value of the Convertible Loans will be accreted to the face value of $61,500 at maturity. In this connection, interest expense of $14,800 has been accreted for the nine months ended September 30, 2006 (nine months ended September 30, 2005 - $1,644), increasing the carrying value of the Convertible Loans from $31,900 at the date funds were received to $53,277 at September 30, 2006.

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

As an inducement fee to CLX, the Company issued 1,285,700 shares of Rule 144 restricted common stock with a fair value of $141,427 pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. This fee was recorded as a deferred finance charges (See Note 3) and is being amortized straight-line as interest expense over the twenty-one month term of the credit line. In this connection, $60,612 was expensed as non-cash interest for the nine months ended September 30, 2006 (nine months ended September 30, 2005 - $10,839).

Principal repayments

The aggregate amount of principal payments required in each of the next three years to meet the long term debt retirement provisions is as follows:

Twelve months ending:

September 30, 2007	$8,616
September 30, 2008	165,777
September 30, 2008	112,500

$286,893

ACTIONVIEW INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005
(Unaudited)

(8)      ADVANCES FROM RELATED PARTIES

At September 30, 2006, the Company owed a total of $209,412 (December 31, 2005 - $144,053) to the two Company officers who are also directors and their private companies. For the nine months ended September 30, 2006, management fees of $115,000 (nine months ended September 30, 2005 - $180,000) were accrued for the two Company officers and their private companies as compensation for the day-to-day management of the Company.

The total balance owing is unsecured and non-interest bearing with no specific terms of repayment.

All related party transactions are conducted in the ordinary course of business and measured at the exchange amount, which is the consideration established and agreed by the related parties.

(9)      COMMON STOCK

The authorized capital stock of the Company is 75,000,000 voting common shares with $0.001 par value. The changes in common stock during the nine months ended September 30, 2006 are presented below:

During the three months ended March 31, 2006:

          (i)      the Company registered an additional 3,000,000 shares of common stock under its 2005 Retainer Stock Plan on a Form S-8 Registration Statement. Under the Plan, these shares can be issued to compensate directors, employees and consultants of the Company for services rendered to the Company at prices and terms to be determined by the Board of Directors.

          (ii)     the company issued 615,500 shares of common stock including 228,000 of Rule 144 restricted shares for cash consideration of $20,178, and 387,500 Form S-8 registered shares for sales & marketing consulting services valued at $35,000.

During the three months ended June 30, 2006 the company issued 806,026 shares of common stock including 14,000 of Rule 144 restricted shares as an equity inducement valued at $1,120 for a $20,000 promissory note payable pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933 (see Note 7), and 792,026 Form S-8 registered shares for sales & marketing and financial consulting services valued at $68,880.

During the three months ended September 30, 2006 the Company issued 756,683 shares of common stock, including 54,730 of Rule 144 restricted shares as an equity inducement valued at $2,739 to certain note holders for agreeing to change their interest payments from quarterly in advance to quarterly in arrears, and 701,953 Form S-8 registered shares for consulting services valued at $37,850.

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
September 30, 2006 and 2005
(Unaudited)

1,000,000 shares of common stock. Under the Stock Bonus Plan, the Company’s employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company’s shares, provided however that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

At September 30, 2006, there were no stock options outstanding to directors, employees and consultants and there have been no changes since December 31, 2005.

Stock Purchase Warrants
At September 30, 2006, the Company had 12,759,247 potentially dilutive securities outstanding (December 31, 2005 - 12,751,247) in the form of 8,072,675 exchangeable shares, 3,971,036 stock purchase warrants, and 715,536 shares for convertible loans.

During the nine months ended September 30, 2006, the Company extended terms by one year on 1,412,500 warrants to June 30, 2007. All other warrant terms remain unchanged.

10)      INCOME TAXES

At September 30, 2006, the Company had accumulated non-capital loss carry-forwards of approximately $5,097,000, which are available to reduce taxable income in future taxation years. These losses begin to expire in 2018 after a carry forward period of 25 years. The Company is required to compute the deferred tax benefits from non-capital loss carry-forwards. However, due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset

The components of the deferred tax asset at September 30, 2006 and December 31, 2005, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are shown below:

	September 30, 2006	December 31, 2005
	$	$
Non-capitalloss carry forward	5,097,000	4,340,000
Statutory tax rate	35%	35%
Effective tax rate	–	–
Deferred tax asset	1,784,000	1,519,000
Less: valuation allowance	(1,784,000)	(1,519,000)
Net deferred tax asset	–	–

ACTIONVIEW INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005
(Unaudited)

(11)     SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

The shares of common stock issued by the Company for non-cash consideration during the nine months ended September 30, 2006 is presented below:

During the three months ended March 31, 2006, the company issued 387,500 shares of Form S8 registered common stock for consulting services valued at $35,000.

During the three months ended June 30, 2006, the company issued 806,026 shares of common stock including 14,000 of rule 144 restricted shares as an equity inducement valued at $1,120 for a $20,000 promissory note payable pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933 (see Note 7), and 792,026 Form S-8 registered shares for sales & marketing and financial consulting services valued at $68,880.

During the three months ended September 30, 2006 the Company issued 756,683 shares of common stock, including 54,730 of Rule 144 restricted shares as an equity inducement valued at $2,739 to certain note holders for agreeing to change their interest payments from quarterly in advance to quarterly in arrears, and 701,953 Form S-8 registered shares for consulting services valued at $37,850.

(12)     SUBSEQUENT EVENTS

Subsequent to September 30, 2006, the Company committed to issue 968,208 shares of common stock as follows:

(i)	18,000 Rule 144 restricted shares as an equity inducement to one lender for extending the repayment term of their $12,000 promissory note by one year;

(ii)	520,238 Rule 144 restricted shares to one lender for converting half their $43,700 promissory note into shares and extending the repayment term on the other half by one year;

(iii)	447,970 Form S-8 shares for future sales & marketing consulting services valued at $20,072.

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

v)

LED display unit placed on top and integrated with an existing sign to facilitate timely communications throughout a particular venue. This is the most significant new development in the ActionView scrolling sign system and is a leading feature in the planned Guangzhou airport installation.

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

Recent accounting pronouncements

SFAS 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

SFAS 158

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

SAB 108

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

c)      Results of Operations

Nine months ended September 30, 2006

The unaudited financial statements for the nine months ended September 30, 2006 (“2006 period”) are compared below to the unaudited financial statements for the nine months ended September 30, 2005 (“2005 period”) and to some extent to the audited financial statements for the year ended December 31, 2005 (“2005 year”).

Revenues

The Company reported revenues of $80,610 for the 2006 period compared to $59,917 for the 2005 period. The increases in both advertising revenue from Company-owned signs in Vancouver shopping malls and sign sales to franchisees were only slightly offset by lower royalties from franchisees.

Net revenues

The Company generated net revenues of $54,576 for the 2006 period compared to $29,338 in the 2005 period. The increase was due to much lower costs attributable to increasing advertising revenues, which accounted for 60% of total sales..

Operating Expenses

The Company reported operating expenses of $763,334 in the 2006 period compared to $842,797 in the 2005 period. The net $79,463 decrease was due to the following:

-	increase in consulting fees to $30,000 from $3,750 due to additional services required in connection with being a public trading and reporting company.
-

significant decrease in depreciation and amortization expense to $46,499 from $203,827 due to the December 31, 2005 impairment write-down of the Company’s Intellectual Property to nominal value and the resultant decrease in amortization charges.

-

significant increase in finance and interest expense to $193,739 from $33,783 due to current debt load of approximately $756,000 (September 30, 2005 - $377,493) requiring interest payments and amortization of bonus shares / embedded beneficial conversion rights. These funds were needed to manufacture the signs for the Guangzhou Airport project when it was active; partially for the IGA project in Australia; and also to provide working capital for on-going operations.

-

significant decrease in investor relations expense to $9,862 from $82,031 resulting from minimal shareholder communications due to delays in the IGA project in Australia and deferral of the Guangzhou Airport project following termination of all business relationships with Chunagrun and China Media1.

-	decrease in foreign exchange loss to $11,610 from $25,997.
-

significant increase in marketing and business promotion expenses to $96,470 from $50,074 due to the continuing market development efforts in the Chinese, Australian and US markets. Most of this increase was paid in company shares.

-	decrease in office and administration expenses to $78,880 from $91,537 due to reductions in overheads and monthly cash burn rate.
-	decrease in professional fee to $48,938 from $64,462 mainly due to the filing of an SB-2 registration document in the 2005 period not repeated in 2006.
-	decrease in product development expenses to $80,212 from $97,196 due to completion of the new double- sided hybrid sign for Guangzhou Airport.
-	decrease in salaries and management fees to $167,124 from $190,140 due to staff compensation reductions pending receipt of the purchase order for the IGA project in Australia.

Net Loss

The net loss from operations decreased to $708,758 in the 2006 period from $813,459 in the 2005 period. The net decrease of $104,701 was due to a combination of factors detailed above and summarized below:

-	increased gross profit of $25,238 coupled with decreases in all operating expenses except three including:
o

depreciation and amortization ($157,328), investor relations ($72,169), loss on foreign exchange ($14,387), office and general administration ($12,657), professional fees ($15,524), product development ($16,984), and salaries and management fees ($23,016).

-
-	partially offset by increases in three operating expenses including
	o	consulting fees ($26,250), finance and interest ($159,956), and marketing ($46,396).

Three months ended September 30, 2006

Revenues and net revenues

The Company reported revenues of $39,847 and net revenues of $22,843 for the 2006 3rd quarter compared to revenues of $15,450 and net revenues of $7,685 respectively for the 2005 3rd quarter due to significant increases in low cost advertising revenue from Company-owned signs in Vancouver shopping malls and more sign sales to franchisees partially offset by lower royalties from franchisees.

Operating Expenses

The Company reported operating expenses of $210,417 for the 2006 3rd quarter compared to $337,424 for the 2005 3rd quarter. The net $127,007 decrease was due to a drop in all operating expenses primarily for the reasons explained above in the analysis for the nine months ended September 30, 2006.

Net Loss

The net loss from operations decreased to $187,574 in the 2006 3rd quarter from $329,739 in the 2005 3rd quarter. The net decrease of $147,165 was due to a combination of factors detailed above and summarized below:

-	increased gross profit of $15,158 coupled with decreases in all operating expenses except three including:
o

depreciation and amortization ($54,009), investor relations ($42,010), loss on foreign exchange ($20,430), office and general administration ($3,565), product development ($24,472), and salaries and management fees ($26,667).

-	partially offset by increases in three operating expenses including
	o	finance and interest ($40,241), and marketing ($2,297) and professional fees ($1,618),.

d)      Liquidity and Capital Resources

At September 30, 2006, the Company had debt outstanding of $756,473, including an authorized bank overdraft of $46,648 compared to debt of $633,483, excluding a cash balance of $96,434, at December 31, 2005.

The $143,082 decrease in cash during the 2006 period ($181,067 increase in cash during the 2005 period) arose from the following cash flow activities:

–

Net cash used in operating activities was $290,162in the 2006 period ($486,745 in the 2005 period) arising primarily from the net loss but significantly offset by the add-back of non-cash charges including depreciation and amortization, stock-based operating expenses, finance expenses and various changes in non-cash working capital.

–

Net cash flow from financing activities was $147,080 in the 2006 period ($752,043 in the 2005 period) arising from additional promissory note funds, sale of shares for cash and an increase in advances from related parties partially offset by long term debt repayments.

Subsequent to September 30, 2006, the company set aside 968,208 shares of common stock primarily for one promissory note holder for conversion of half her renewed promissory note into shares and for future sales and marketing consulting services

The Company's continuation as a going concern is uncertain and dependant upon successfully bringing its products and services to market; achieving profitable business operations in the future; and obtaining additional sources of financing to sustain its operations, the outcome of which cannot be predicted at this time. The Company continues its negotiations regarding a special sale and leaseback financing arrangement for future manufacturing, placement of

Company-owned signs and much needed working capital. In the event the Company is unable to secure these funds, it may be necessary to delay, curtail or cancel further development of its products and services.

e)      Plan of Operation for Next Twelve Months

Current Projects and Operating Agreements

The Company has been directing its focus on niche advertising opportunities in foreign markets for the most part. We have chosen to take this route because the growth in out of home media is much greater outside of North America. Countries like China and India hold tremendous potential as millions within their population rise to middle class levels of economic prosperity. With this prosperity both new and established consumer brands try to compete for market share. ActionView hopes to take advantage of these opportunities in niche markets that it has identified. We have also identified large supermarket chains as a viable source of development for the Company and we have started to exploit that market in Australia with the IGA project.

While the United States would appear to be the obvious market for company pursuit, large scale replacement of traditional static signs that are already installed would be required to obtain “slotting space” and numerous long term competitor contracts are still in effect at the high traffic outlets. Thus, a strategy of seeking newer, rapidly growing and as yet under-served marketing opportunities appeared to be a logical course of action to the Company. Through management contacts and long term relationships, the Company is establishing a strong beachhead in China and Australia and intends to utilize these installations as a “show and tell” demonstration method for rapidly obtaining additional business in those countries as well as using them as an example for domestic expansion.

The Company, through its foreign partners, has entered into agreements during 2006 for the placement of over 400 signs in Australia and Hong Kong with a planned increase to 650 signs as follows:

Australia

In June 2005, ActionView Australia Pty Ltd (“AVAU”) entered into a three year revenue sharing agreement with Open Media Management Pty Ltd (“Open Media”), an Australian corporation with ties to the advertising community and business establishment in Australia and New Zealand. The Company has an option to purchase 51% of AVAU for a nominal amount at any time. The other 49% owner of AVAU is a local business group headed by AVAU’s Managing Director. Open Media and AVAU are responsible for obtaining the site locations and the advertisers along with installation and on-going maintenance of the Company-owned scrolling signs; and the Company is responsible for the delivered cost of manufactured signs and ongoing technical services as required.

Open Media had originally negotiated a contract with IGA Distribution Pty Ltd for the placement of approximately 200 scrolling signs in the IGA supermarket chain across Australia. Subsequent to December 31, 2005, the minimum number of signs was increased to 400 with a further 210 signs to fill in the balance of the IGA controlled stores allotted for signage. 40 of the 400 signs have been built and paid for by the Company leaving approximately $1.2 million of new fund raising and/or operating cash flows to build the minimum commitment.

Advertising contracts for the signs are presently being secured through Open Media and its strategic / operational partner, Claude Neon, which is part of a large global outdoor media company. Under the Open Media contract, the ActionView Group is entitled to approximately 20% of the gross advertising revenues generated from the signs once they are installed and advertising posters are in place. The Company may also go the route of early contract buy out if it deems this to be the best direction to take. The Company is expecting the Australian project to start before the current year end.

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

The first phase of the project involves the supply and installation of 20 Company-owned billboards from inventory into six premium shopping malls, 15 of which have been successfully installed to date. This will establish

ActionView’s state-of-the-art billboards as a viable media choice for advertisers in this specialized market. Upon successful completion of a test period, the project will expand to include substantially all properties managed by The Link Group. The first advertisers started on the signs in October 2006 but the revenue will be minimal until significantly more signs have been placed.

China

In May 2005, AVFE entered into a five year revenue sharing agreement with Chuangrun Media Ltd (“Chuangrun”), a Hong Kong corporation operating in China. The Company owns 50.1% of AVFE and the other 49.9% owner of AVFE is a local business group headed by AVFE’s Managing Director. Chuangrun was responsible for obtaining the site locations and the advertisers for the Company-owned scrolling signs; the Company is responsible for the delivered cost of manufactured signs; and AVFE is responsible for the installation and on-going maintenance of the signs.

As reported last quarter, the Company initiated direct contact with the Guangzhou Airport Advertising Management initially to try and help Chuangrun complete the project due to the fact of many delays over many months with respect to final installation. In the past, the Company had relied exclusively on Chuangrun to liaise with the Airport and dealt with the management of China Media1 for all information regarding installation of the signs at the Airport. In late June 2006, the CEO of ActionView, Rick Mari, initiated a meeting with the Airport and the CEO of Chuangrun, Adrian Choi, and the President of China Media1 Corp. (“CMDA”), Ernest Cheung, were invited to attend. The purpose of the meeting was to introduce ActionView management to the Airport and try to finalize the installation requirements. Little did the Company know at the time, but this was the beginning of the end of all business relationships with Chuangrun and its strongly associated company, China Media1.

Effective August 24, 2006 (the date of the Company’s Form 8K filing with the SEC), the Company and its subsidiary, ActionView Far East Ltd. terminated its May 13, 2005 agreement with Chuangrun. The Agreement provided for the Company to install 150 Company-owned electronic scrolling signs at the Guangzhou Baiyun International Airport, based on a contract between Chuangrun and Guangzhou Baiyun International Airport Management Group (“Guangzhou Airport”)..

This termination was the immediate result of the Company being informed on August 17, 2006 by a senior official of the Guangzhou Airport that Chuangrun and China Media1, an affiliated US listed company (OTCBB:CMDA), have no contracts to install 150 ActionView electronic scrolling signs at the Airport. The letter from the Guangzhou Airport stated that following an intensive investigation, they determined that the purported contracts between Chuangrun and Guangzhou Airport were fraudulent and counterfeit. The investigation was initially requested by the Company; and during the investigation, the Company worked with the Canadian Consulate General in Guangzhou, who was the go-between with Airport management..

As soon as the Company informed CMDA of this very serious situation, CMDA issued a news release on August 22, 2006 that it was swapping the two Guangzhou Airport contracts held by CMDA in exchange for three other airport contracts in China held by Chuangrun, seemingly to cover their tracks. Chuangrun’s owner and CEO, Hangxion Cai AKA Adrian Choi, is also the Chairman and largest shareholder of China Media1. It is now apparent these parties had knowingly been using bogus contract documents with forged signatures to advance their business and raise capital from investors.

Fortunately, the 50 exterior signs for the bus stop locations in the Guangzhou Airport, manufactured and fully paid by the Company, had been waiting for installation in a secure Company-run location away from the projects that Chuangrun and China Media1 were apparently involved in.

At present, the Company is actively pursuing its options to replace the future revenue lost from these contracts and is currently in discussions with two other organizations in China to replace its former partner. The Company plans to actively resume its business plan in China early next year with a new partner.

Vancouver, British Columbia

The Company continues to generate relatively small amounts of advertising revenue from 4 rental signs located in 3 Vancouver shopping malls. Some expansion plans are currently in progress.

Other growth opportunities

Asia: News of the innovative ActionView bus-stop signs in Guangzhou has reached other airports in China and company representatives are presently in negotiations with some of them. Moreover, other markets in Asia are being explored and the Company believes that significant opportunities exist in this region.

Dubai, UAE: Good potential exists with the ActionView franchise in Dubai through the sale of signs and the earning of royalties from local advertising. Although this business has proceeded more slowly than anticipated, 3 ActionView signs were sold for placement and beta-testing into a chain of gas stations (Emirate Petroleum). After he test results prove to be successful, the next phase will be the placement of 25 more signs throughout the gas station chain which should generate revenue for the Company from sign sales and related royalties.

Yellowknife, Northwest Territories, Canada: The Company is now receiving royalty revenue from the local advertisments placed on 8 ActionView signs sold to this franchise operation over the last 2 years. This revenue is expected to continue into the foreseeable future due to the strength of the regional economy.

Las Vegas, USA: ActionView Nevada Ltd was set up late last year as a new franchise to help develop the lucrative Las Vegas market including: the McCarron International Airport, bus stop shelters along the Las Vegas strip and casinos. Other business opportunities are also being pursued in Las Vegas mainly in market sectors less developed by the major competitors such as convention centers, supermarket chains and auto dealerships. The Company expects to see meaningful results from these pursuits next year.

Product Development

The Company's design and production staff was successful in developing new products and support technologies during 2006 which helped to create the new advanced signage. The most significant of these has been completion of the ActionView double sided 12 poster scrolling sign combined with an LED display attached on top. The LED feature is used to convey messages to the general public in an airport or other such high traffic venue while the scrolling advertising posters are generating revenue.

The Company is committed to continuing its product development efforts in order to meet on-going customer demands for new and improved products. A more detailed discussion of the Company’s product development program is included in Item 1a) above.

Expected revenue and capital requirements

The Company’s primary goal over the next twelve to eighteen months is to place or sell up to 1,000 signs into a growing network of international contacts and business relationships. The Company is well on its way with 60% of the objective already contracted in China and Australia. It is expected the 1st half of 2007 will be a turn-around period for the Company with solid revenues expected by mid-year.

While the Company’s financial projections are relatively easy to determine and verify, ie. cost of each sign, advertising revenues per sign, etc., it is rather more difficult to project the signing of new contracts. This means the projections can be skewed upward or downward depending on the completion or otherwise of the contracts currently in progress. However, revenue will begi once the signs are installed in the IGA stores subject to the challenges of manufacturing and installing signs in remote market areas.

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

Should all of the signed and known potential contracts come to fruition by the end of 2006, the 2007 revenues for the ActionView Group would be significant. This is the result of adopting a unique profit sharing arrangement which provides incentives to all parties and allows the Company to leverage their opportunities rapidly without the addition of technical staff, an in house sales force and other costly administrative personnel. Thus, profit growth will increase proportionally over costs as revenues ramp up because selling, general and administrative expenses are projected to rise only moderately and decline as an overall percentage of revenues.

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

As at September 30, 2006, the Company had total debt obligations of $756,473 per the table below.

	Balance Sept. 30 , 2006	Payments 2006-07	Payments 2007-08	Annual cash interest payments
Bank indebtedness (1)	$ 46,648	On demand	On demand	$ 3,522
Convertible promissory notes (2)	$405,700	$405,700 but renewable or convertible at note holder’s option		$60,855
Business Development Corporation loans (3 & 4)	$ 25,848	$17,143	$ 9,997	$ 1,970
Convertible loans – discounted carrying value (5)	$ 53,277	convertible	convertible	$ nil
Loan payable (6)	$225,000		$225,000 but depends on level of company earnings	$18,000
Office and warehouse lease (7)	$ nil	$12,700
Total	$756,473			$84,347

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

(5) Convertible non-interest bearing loans of $61,500 discounted to $53,277 with unspecified repayment terms.

(6) CLX Investment Company loan bearing interest at 8% per annum repayable by an amount equal to 25% of net quarterly income of the Company or $75,000 whichever is greater, commencing on the earlier of May 31, 2007 or the month following the quarter in which the Company generates net quarterly income of at least $150,000.

(7) The office and warehouse lease has been extended for three months with a new expiry date of December 31, 2006 carrying a monthly rental of $3,440 per month.

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

ITEM 3.           CONTROLS AND PROCEDURES

The Company has established and currently maintains disclosure controls and other procedures designed to ensure that material information required to be disclosed in its reports filed under the Securities Exchange Act of 1933 is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission. In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation of the effectiveness of the Company’s disclosure controls and procedures.

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

There have been no significant changes in the Company's internal controls over financial reporting during the fiscal nine month period ending Sepember 30, 2006 that have materially affected or are reasonably likely to materially affect, the internal controls over financial reporting.

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

(b)      Reports on Form 8-K

One Form 8K report was filed during the quarter ended September 30, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTIONVIEW INTERNATIONAL, INC.

Dated: November 20, 2006	By: /s/ Christopher Stringer

Christopher Stringer
President, Chief Financial Officer and Director

Dated: November 20, 2006	By: /s/ Rick Mari

Rick Mari Chief Executive Officer, Secretary and Director