Form 10KSB
period 2006-12-31
ACTIONVIEW INTERNATIONAL INC
filed 2007-04-17
CIK 789667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006.

Commission File Number 033-90355

ACTIONVIEW INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0542172
State of organization)	(I.R.S. Employer Identification No.)

1892 West Broadway, 2nd floor, Vancouver, British Columbia,
Canada V6Y 1J9
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
YES [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-KSB or any amendments to this Form 10-KSB. x

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes [ ] No [ X ]

The Company’s revenues during the year ended December 31, 2006 were $86,755:

The aggregate market value of the voting stock held by non-affiliates of the Company, (29,719,695 shares) based upon the closing price of the Company’s common stock on April 13, 2007 was approximately $327,000.

As of December 31, 2006, the Company had 42,788,094 issued and outstanding shares of common stock. (included in this figure are the 8,072,675 issued but not outstanding exchangeable shares of common stock held in trust, see Item 1(a): The ActionView Advertising System Transaction).

DOCUMENTS INCORPORATED BY REFERENCE: None

ACTIONVIEW INTERNATIONAL, INC.
TABLE OF CONTENTS

PART I

PART II

PART III

Item 13	Exhibits and Reports on Form 8-K	38
Item 14	Principal Accountant Fees and Services	38

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

The Company advanced $340,000 to Streamscape in the form of loans which were used by Streamscape for operating purposes. For the year-ended December 31, 2001, the loans to Streamscape were written off by the Company as a bad debt because Streamscape went into receivership.

The Inform Online, Inc., transaction

On November 26, 2001, the Company entered into an agreement to acquire substantially all of the assets of Inform Online, Inc., which developed a system that provided advertisements to digital display systems. The terms of the asset acquisition called for ActionView to issue 1,000,000 restricted shares of the Company's common stock. Inform Online, Inc. was unable by June 30, 2002, to reach an agreement with a major vendor to supply online advertising, and therefore the November 26, 2001, agreement to acquire all of Inform Online, Inc.’s assets was rescinded and terminated, effective June 24, 2002. The Company returned all the transferred assets to Inform Online, Inc. (hardware and equipment, $70,000; computer software, $230,000; and intellectual properties, $250,000) and cancelled the 1,000,000 restricted shares of common stock previously issued to Inform Online, Inc.

The Tele Pacific Communications (Samoa) Inc., transaction

On March 25, 2002, the Company entered into an agreement to acquire all the issued and outstanding shares of Tele Pacific Communications (Samoa) Inc. from Pacific E-Link Corporation in exchange for 2,500,000 restricted shares of the Company's common stock. Tele Pacific Communications (Samoa) Inc. owned a 75% interest in Chengdu Publicis International Advertising Co. Ltd., a Sino-foreign joint venture advertising agency with offices in Beijing, Shanghai, Chengdu and Guangzhou, China. As of August 8, 2002, Pacific E-Link Corporation did not provide the Company with the contractually required two years of audited financial statements for Tele Pacific Communications (Samoa) Inc., and Chengdu Publicis International Advertising Co. Ltd., nor did it deliver all of the issued and outstanding shares of Tele Pacific Communications (Samoa) Inc. So the Company decided to rescind the March 25, 2002 agreement with Pacific E-Link Corporation for non-performance on their part, and cancelled the 2,500,000 restricted common shares.

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

Pursuant to the terms of the agreement, the Exchangeable Shares can be exchanged into shares of ActionView International, Inc. on a one-for-one basis at the option of the shareholder. Concurrently, with the acquisition of Action View Advertising Systems, Inc., acquisition, the Company issued an additional 327,325 restricted common shares to settle the shareholder's loans between Action View Advertising Systems, Inc. and its two principals - Chris Stringer and Rick Mari. A holder of an exchangeable share may, at any time, require 612 Canada to repurchase the exchangeable share for an amount equal to the then current market value of the Company's common stock. 612 Canada may, at its option, satisfy the resulting obligation to repurchase the exchangeable shares in cash or it may elect to have the obligation satisfied by the issuance of shares of common stock by the Company. The Company has issued to a trustee, a sufficient number of shares of common stock to satisfy this obligation. The holders of the exchangeable shares are granted votes in the Company on the basis of one vote for every exchangeable share held. The exchangeable shares can be exchanged into shares of the Company on a one-for-one basis at the option of the exchangeable shareholder. Concurrently with 612 Canada's issuance of 8,422,675 exchangeable shares, the Company issued 8,422,675 of its common shares to a Trustee in the event that the exchangeable shares were exchanged. To-date 350,000 exchangeable shares have been exchanged for company shares leaving a balance of exchangeable shares issued as at December 31, 2006 of 8,072,675.

The Company’s Current Business Operations

The Company's principal place of business is located at 1892 West Broadway, 2nd floor, Vancouver, British Columbia, Canada V6Y1J9 with telephone number (604) 878-0200 or toll free (866) 878-0200 and website www.actionview.ca. The Company, through ActionView, its wholly-owned subsidiary, is currently engaged in the business of designing, marketing and manufacturing proprietary illuminated, programmable, motion billboard signs for use in airports, mass transit stations, shopping malls, and other high traffic locations to reach people on-the-go with targeted messaging. The Company’s billboards utilize digital motor controllers for enhanced advertising capabilities, proprietary source code for enhanced operating performance and LED displays for timely on-site communications. They offer the following advantages over their stationary counterparts: (i) the necessary movement to attract the attention of passersby; and (ii) the display of multiple advertisements (up to twelve different scrolling images per sign), typically where space is at a premium, thereby lowering costs to advertisers and increasing revenue to landlords. Studies have shown that motion billboard advertising increases the likelihood of attracting attention by 3 to 4 times over static billboards.

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

In 2003, the Company began developing its present strategy of placing scrolling signs into high traffic locations and then marketing advertising space on the signs by means of new alliances that were developing in China and other international markets. The intention was for ActionView to maintain ownership of its signs and share the on-going revenue generated from the signs with the advertising agency and the location owner. The benefit to advertisers would be big, bold exposure at top tier locations at much lower cost. With this new strategy and at this early stage, the Company decided to move manufacturing offshore from Canada to China in order to benefit from the positive trend towards high-tech, good quality mass manufacturing in China at lower cost. The Company's signs are currently assembled by a team of design engineers and computer technicians at its contract manufacturing facility located in Guangdong Province, China.

In 2003, Spinney supermarkets in Dubai tested and implemented both the signs and the program. Signs were placed in 6 locations and revenue was generated by the local ActionView Franchise.

In 2003, FAL Stores /Action Supermarkets in Australia tested the signs and indicated their intention to proceed with placement in selected stores. Subsequently, Action Supermarkets was purchased by the IGA food group and the advertising program, originally intended for 37 stores, was expanded in early 2006 to over 400 stores within the IGA group of stores. The beginning of this program was to be in Brisbane Australia with approximately 60 signs expected to be installed in the second quarter of 2006 But this didn’t happen due to on-going delays in final negotiations between Open Media and Claude Neon.

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

Many innovative technical features and benefits have been developed by ActionView over the years and built into their scrolling backlit ‘smart sign’ system giving it superior functionality for advertisers:

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

The main operating procedures behind the ActionView scrolling signs are as follows:

- the posters are a series of separate and distinct print images connected on a continuous roll installed in a display cabinet constructed from high gloss extruded aluminum for viewing through a plexiglass window located either in the front or back of the display cabinet.

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

The company has spent approximately $260,000 in product development expenses over the past two years under the direction of Rick Mari, the Company’s CEO and founder. In Vancouver, product development is performed at the company’s headquarters and at local independent technical labs. In China, product development is performed at the Company’s contract manufacturing facility located in Guangdong Province, China under the direction of a full time Company employee, bilingual in English and Mandarin. This gives the Company considerable direct input and influence over product development and manufacturing of signs which for the most part are custom designed for specific end user needs.

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

The Company’s business plan is based upon maintaining ownership of its manufactured signs and generating monthly revenues from signs placed in airports, train stations, convention centers, shopping malls, supermarkets, department stores, movie theatres, gas stations, and other high traffic locations. These revenues from Company signs will be shared with the sellers of the advertising and the sign location landlord.

The Company sells its signs to locally based franchises and will receive royalty income from the advertising revenues generated by those signs. The Company also intends to sell custom manufactured less sophisticated scrolling signs to customers on a large volume basis if demand for these exists.

The business strategy is centered around a unique vertically integrated business model of revenue sharing through international partnerships and license agreements. The model is supported by in-house developed products including: the unique sign designs (unlike others in the industry) the digital motor drive controllers, the integrated LED display unit for timely communication and the source code used to program and manage the reliable operation of the signs.

The Company’s main target markets at the present time are China, Australia and the USA.

All projects in progress and strategic alliances are reviewed in detail in Item 1(j) below

Media Advertising Markets in China

According to AC Nielsen Media Research, the China advertising market will be the 2nd largest in the world by 2010. It is the fastest growing and largest consumer market and the advertising industry grew by 40% in 2003 (Source: X-tribes China, Xtreme Information). Advertising expenditure in China soared to US$13 billion in 2003, covering 0.92% of GDP compared to an average of 3% in developed countries. In the past 20+ years, average growth rate was nearly 40% (source: China Advertisement Association). There are more than 100 million middle class in China today and projected to grow to over 500 million by 2012 (two-fifths of the population), wrote Pacific Chief Economist Andy Xie of Morgan Stanley Asia. China is already a large consumer market and will become larger as the economy grows. Some of the statistics collected by AC Capital Consulting Group as reported by China Online are:

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

Registering a 21% year-on-year growth to nearly US$37 billion in 2005, “China is now just behind Japan as the 3rd ranked advertising economy in the world.” In particular over the last 10 years, China has witnessed a rapidly expanding outdoor advertising industry averaging 19% growth per year according to China’s State Administration of Industry and Commerce. “It is a great investment opportunity for foreign investors and local companies as well.”

Media Advertising Markets in Australia

According to AC Nielsen Media Research, Australia is now the 2nd largest ad spending market in the Asia Pacific of the 12 markets measured, behind China only. A sound economy, political stability and on-going consumer and business confidence contributed to double digit growth in Media expenditures in 2005. This augers well for the future in the majority of the top 10 ad categories including retail, motor vehicles, entertainment & leisure and real estate.

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

ActionView will continue to focus on two markets for the placement of it’s signs: (i) mass transit locations such as airports and subway stations; and (ii) point of purchase locations such as high volume retailers ActionView has created some unique signage products that complement the here-to-for under utilized space at airports with the introduction of the new Motion poster /LED combinations signs which are now in the process of being placed at bus stop locations at the Guangzhou Airport. Currently we know of no other sign manufacturer that supplies signs at no charge to media companies for a share of the advertising revenue.

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

The outdoor advertising market in China and the Middle East is fragmented. They are serviced by many local companies and a few international companies like JC Decaux. It is still difficult for the international companies to gain a foothold because of the protectionist attitudes in these countries which tend to favor local companies. Because of ActionView’s local partnerships the company is perceived as local with the benefits of international technology and management input. Accordingly, we do not perceive any risk from local protectionist attitudes.

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

g) Dependence on One or a Few Major Customers

Presently, ActionView has no major customers but potential exists in China, Australia and USA. ActionView continues to try and establish reliable distribution channels in all three countries and the Middle East. However, the Company has not yet achieved its desired market penetration or client base. It has been the Company’s experience that prior to committing to a purchase or entering into a franchise or strategic alliance, customers typically request a testing period of 3 to 12 months to determine mechanical dependability of the signs; to identify sales uplift for advertised products; and to understand customer comfort with the new scrolling technology.

If the Company is able to install signs and realize revenues in various countries, it will not be dependent on only one or a few major customers.

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

(ii) Pending Patents, Copyrights and Trade Secrets

Management’s determination is that its technology is not a likely target for “intellectual property theft.” Company products are not mass produced for the consumer market and are not sold at the retail level. The Company believes that it would be difficult and costly to reverse engineer the source code written onto our microprocessors which is used in our motor controllers. As working capital permits, the company will apply for patents on some or all of it’s new developments. The patent eligibility of any of the Company’s planned applications is uncertain at this time.

ActionView had previously applied for the following US patents which applications have since been abandoned due to lack of sufficient funding to pursue them:

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

(iv) Franchises

At present, there are 5 ActionView franchises at various stages of development, as follows:

- In Canada: Northwest Territories, Kelowna, Calgary (3)

- In USA: Las Vegas (1)

- In UAE: Dubai (1)

i) Staff

ActionView presently operates with 4 staff - two are working in management and sales & marketing activities; one in service; and one primarily in accounting and administration. In addition and as required, ActionView engages independent consultants and contractors to supplement its activities or conduct specific technical and market research studies. All staff currently operate as independent contractors and no long term commitments have been made to anyone.

ActionView’s subsidiaries in Hong Kong and Australia may require new staff in 2007 should any business be developed. The use of sub-contractors will continue to be the primary source of help to keep related costs down and variable.

j) Projects in Progress and Strategic Alliances

The Company has been directing its focus towards niche advertising opportunities in foreign markets for the most part. We have chosen to take this route because the growth in out-of-home media is much greater outside of North America. Countries like China and India hold tremendous potential as millions within their population rise to world-class levels of economic prosperity. With this prosperity both new and established consumer brands try to compete for market share. ActionView hopes to take advantage of these opportunities in niche markets identified. Large supermarket chains have also been identified as a viable source of development for the Company which is currently underway in Australia.

While the United States would appear to be the obvious market for company pursuit, large scale replacement of traditional static signs that are already installed would be required to obtain “slotting space” and numerous long term competitor contracts are still in effect at the high traffic outlets. Thus, a strategy of seeking newer, rapidly growing and as yet under-served marketing opportunities appeared to be a logical course of action to the Company. Through management contacts and long term relationships, the Company has established connections in China and Australia and intends to utilize them as a “show and tell” demonstration method for rapidly obtaining new business in these countries as well as using them as an example for market development in the USA.

China

In May 2005, AVFE entered into a five year revenue sharing agreement with Chaungrun Media Ltd (“Chuangrun”), a Hong Kong corporation operating an established advertising business in China. The Company owns 50.1% of AVFE and the other 49.9% is owned by a local business group headed by AVFE’s Managing Director, Justin Kwei. AVFE is located at 1102 -148 Electric Road, Northpoint, Hong Kong. Chuangrun was to have been responsible for obtaining the site locations and the advertisers for the Company-owned scrolling signs; the Company, for the delivered cost of manufactured signs; and AVFE, for the installation and on-going maintenance of the signs.

Through Chuangrun and AVFE, the Company had secured two contracts at the Guangzhou New Baiyun International Airport in Southern China for the placement of: (i) 50 double-sided 4’x6’ Company-owned billboards in the airport-link outdoor bus stop locations, each scrolling 12 posters; and (ii) 100 indoor panorama 10’x5’ Company-owned billboards at the international arrivals and domestic departures locations, each scrolling 3 posters.

The 50 bus stop signs had been manufactured and paid for by the Company and were ready for installation for most of 2005 and the first half of 2006, subject to many unexpected delays relating to numerous custom design change requests by Chuangrun Media and the construction / infrastructure methods used in China to prepare the airport site.

Due to these delays and misleading information with respect to final installation, the Company became suspicious of Chuangrun and its management and initiated direct contact with the Guangzhou Airport Advertising Management to try and help complete the project. In the past, the Company had relied exclusively on Chuangrun to liaise with the Airport and had dealt primarily with the management of China Media1, a US listed Company and owner of the Guangzhou Airport contracts, for all information regarding design changes and installation of the signs.

Chuangrun claimed to have had negotiated advertising contracts with a national Advertising Agency in China, Chi Shang Ling Yue Advertising Agency, for $6.425 million covering their clients’ use of 60% of the outdoor sign space in the first full year and $13 million for use of 70% of the indoor sign space in the first full year. The Company was informed that clients secured by the Agency included China Mobile, China Unicom, Ping An Insurance, Samsung, LG, etc. Under the Chuangrun contracts, the ActionView Group was entitled to approximately 15% of the gross advertising revenues generated from the signs.

In late June 2006, the CEO of ActionView, Rick Mari, initiated a meeting with the Airport and invited the CEO of Chuangrun, Adrian Choi, and the President of China Media One, Ernest Cheung to participate. The purpose of the meeting was to introduce ActionView management to the Airport and try to finalize the installation requirements. As a result of the meeting, ActionView was encouraged to maintain direct contact with the Airport and subsequently learned that all pre-installation wiring was not ready, contrary to the information received from Chuangrun and China Media1 many months previous. This initial false claim by Chuangrun prompted ActionView to begin dealing directly with Airport management through the Canadian Consulate’s office located in Guangzhou, China.

The Company subsequently severed its relationship and all association with China Media1 (OTC: CMDA.OB) and Chuangrun Media Ltd after a lengthy investigation into the business practices of both parties. This followed the revelation that the contracts they proclaimed to have with the Guangzhou Airport Authority in southern China were both non-existant.

Fortunately, ActionView had not released any of the Company’s assets relating to the projects Chuangrun and China Media1 were involved in. Consequently, the Company has retained all 50 of the advanced bus stop signs and is currently in active discussions with two other parties to replace its former partner in China. The Company plans on actively resuming its business development plans in China with a new partner when once additional financing is available.

Hong Kong

In May 2006, the Company and its subsidiary, AVFE Limited, entered into an agreement with Cadence Media of Hong Kong to supply company-owned multiple-scrolling billboards to selected shopping malls managed by The Link Management Ltd, Hong Kong’s largest property management company responsible with 180 retail malls and car park facilities adjacent to 40% of Hong Kong’s 7.2 million population.

The first phase of the project involved the supply and installation of 20 Company-owned billboards from inventory into six premium shopping malls, 15 of which were installed. This was intended to establish ActionView’s state-of-the-art billboards as a viable media choice for advertisers in this specialized market. The first advertisers started on the signs in October 2006 but the income was minimal. During the first quarter of 2007, the Company was unable to continue to fund the development of the Hong Kong project which was subsequently terminated due to lack of funds.

Australia and New Zealand

In June 2005, ActionView Australia (“AVAU”) entered into a three year revenue sharing agreement with Open Media Management Pty Ltd (“Open Media”), an Australian corporation with ties to the advertising community and business establishment in Australia and New Zealand. The Company has an option to purchase 51% of AVAU for a nominal amount at any time. The other 49% owner of AVAU is a local business group headed by AVAU’s Managing Director. Open Media and AVAU are responsible for obtaining the site locations and the advertisers along with installation and on-going maintenance of the Company-owned scrolling signs; and the Company is responsible for the delivered cost of manufactured signs and on-going technical services, if required.

Open Media had originally negotiated a contract with IGA Distribution Pty Ltd for the placement of approximately 200 scrolling signs in the IGA supermarket chain across Australia in 2006 and 2007, which has not materialized to date . In 2006, the minimum number of signs was increased to 400 with a further 210 signs to fill in the balance of the IGA controlled stores allotted for signage. Approximately $1.4 million will be required from new fund raising or operating cash flows in order to meet the balance of this commitment.

Advertising contracts for the signs are presently being secured through Open Media and its strategic / operational partner, Claude Neon, which is part of a large global outdoor media company. Under the Open Media contract, the ActionView Group is entitled to approximately 20% of the gross advertising revenues generated from the signs once they are installed and advertising posters are in place. The Company may also go the route of early contract buy out if it deems this to be the best direction to take. The Company was expecting the Australian project to start before end of 2006; however, continued delays reported by our Australian partner, Open Media, have caused serious doubt about the reality of completion of this project in the near future.

Vancouver, British Columbia

The Company continues to generate relatively small amounts of revenue from 10 rental signs located in 5 Vancouver shopping malls. Subsequent to December 31, 2006, the Company committed to an active plan to sell this operation and related operating assets comprised primarily of inventory signs, spare parts and rental signs.

Yellowknife, Northwest Territories, Canada (franchise): The Company continues to receive royalty revenue from the local advertisements placed on 8 ActionView signs sold to this franchise operation in 2004 and 2005. This revenue is expected to continue into the foreseeable future due to a strong economy in the region.

Las Vegas, USA (franchise): ActionView Nevada Ltd was set up late last year as a new franchise to help develop the lucrative Las Vegas market including: the McCarron International Airport, and bus stop shelters along the Las Vegas strip and casinos. Other US business opportunities are also being pursued in Las Vegas mainly in market sectors less developed by the major competitors such as convention centers, supermarket chains and auto dealerships. The Company could see meaningful results from these pursuits during 2007 provided sufficient funding is available.

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

20. The Company does not carry Directors and Officers Liability Insurance coverage which would reduce the ability of investors to recover damages in the case of a claim against the Company and or its officers and directors for breach of duties or other liability claims.

ITEM 2 DESCRIPTION OF PROPERTIES

The Company does not own any real estate property as of December 31, 2006.

In addition, the Company, through its wholly-owned subsidiary, Action View Advertising Systems, Inc. rents an administrative office on month-to-month basis at 1892 West Broadway Ave., Suite 200, Vancouver BC, V6J 1Y9 and a small warehouse.nearby. The monthly rent for the office is $860, excluding common area charges, effective January 1, 2007.

ITEM 3 LEGAL PROCEEDINGS

Management is not aware of any legal proceedings (either presently engaged in or contemplated) by any government authority or other party involving the Company or its properties, except for a small claim from its former landlord amounting to approximately $9,200 regarding removal of certain fixtures belonging to the Company. The Company disputes the claim, considers it to be without merit and plans to defend itself against this claim.

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

	2006		2005
	High Bid	Low Bid	High Bid	Low Bid
First Quarter	0.095	0.061	0.115	0.06
Second Quarter	0.100	0.046	0.16	0.07
Third Quarter	0.065	0.036	0.13	0.08
Fourth Quarter	0.055	0.036	0.11	0.075

As of December 31, 2006, the Company had 215 shareholders of record, excluding approximately 47% of issued and outstanding shares held in street name by CEDE & Co.

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

Recent Sales of Securities

A summary of the shares of common stock issued by the Company for each of the last three years is presented below:

During the year ended December 31, 2005:

          (i) the Company implemented a Retainer Stock Plan which was filed on a Form S-8 Registration Statement in January 2005. Under the Plan, a total of 3,000,000 shares of common stock can be issued to compensate directors, employees and consultants for services rendered to the Company at prices and terms to be determined by the Board of Directors.

          (ii) the Company issued 3,025,000 units under Private Placement for cash consideration of $250,000 at prices ranging from $0.08 to $0.10 per unit. Each unit consists of one share of restricted common stock and a non-transferable share purchase warrant entitling the holder to purchase one-half share of restricted common stock at an exercise price of $0.17 for one year expiring by June 30, 2006. The fair value of the warrants was estimated to be $25,000 and was recorded as a separate component of stockholder’s equity.

          (iii) the Company issued 1,275,177 shares of registered common stock in return for consulting services with a fair value of $124,760 regarding the preparation of legal contracts, continuous disclosure documents, business planning and sales & marketing at prices ranging from $0.07 to $0.10 per share.

          (iv) the Company issued 437,500 shares of restricted common stock in return for business consulting services valued at $43,500.

          (v) the Company issued 1,468,000 shares of registered common stock for the settlement of accounts payable of $146,800.

          (vi) the Company issued 2,500,000 shares of restricted common stock for the settlement of $200,000 of amounts owing to Company officers who are also directors.

          (vii) the Company issued 231,390 shares of restricted common stock as an equity inducement with a fair value of $23,129 for $335,700 of promissory notes payable.

          (viii) the Company issued 1,285,700 shares of restricted common stock as an equity inducement with a fair value of $141,427 for a $225,000 convertible term loan.

During the year ended December 31, 2006:

          (i) the Company registered an additional 3,000,000 shares of common stock under its 2005 Retainer Stock Plan on a Form S-8 Registration Statement. Under the Plan, these shares can be issued to compensate directors, employees and consultants of the Company for services rendered to the Company at prices and terms to be determined by the Board of Directors.

          (ii) the company issued 228,000 shares of Rule 144 restricted common stock for cash consideration of $20,178,

          (iii) the company issued 2,329,449 shares of registered common stock for various consulting services with a fair value of $161,802 regarding the preparation of legal contracts, continuous disclosure documents, business planning and sales & marketing services at prices ranging from $0.04 to $0.10 per share.

          (iv) the company issued 520,238 shares of restricted common stock for conversion of half of one promissory note payable with a fair value of $21,850.

          (v) the company issued 98,450 shares of restricted common stock with a fair value of $6,934 as equity inducement for two promissory notes amounting to $32,000 and for all promissory note holders agreeing to change their interest payments from quarterly in advance to quarterly in arrears.

Exchangeable shares

The 8,422,675 exchangeable shares were issued to a trustee of the two officers and directors of the Company as part of the acquisition of AASI and 612 Canada in September 2003. The holders of these Exchangeable Shares may, at any time, require 612 Canada to repurchase the Exchangeable Shares for an amount equal to the then current market value of the Company’s common stock. 612 Canada may, at its option, satisfy the resulting obligation to repurchase the exchangeable shares in cash or it may elect to have the obligation satisfied by the issuance of shares of the common stock of the Company on the basis of one common share for one exchangeable share. The holders of the exchangeable shares have been granted voting rights on a basis of on vote for every exchangeable share held. During the year ended December 31, 2003, 350,000 exchangeable shares were exchanged for shares of the Company at $0.30 each, leaving 8,072,675 exchangeable shares issued and outstanding as at December 31, 2006 and 2005.

Stock Options

A summary of the Company’s outstanding stock options as of December 31, 2006 and 2005 and changes during these years is presented below:

	2006		2005
		Exercise		Exercise
	Options	Price	Options	Price

Balance, beginning of year	-	-	1,275,000	$0.50

Granted	-	-	-	-

Exercised/expired/cancelled	-	-	(1,275,000)	-

Balance, end of year	-	-	-	$0.50

Warrants

During the year ended December 31, 2005, the Company issued two lots of warrants as follows:

          i) 1,512,500 warrants to purchase 1,512,500 shares of the Company’s common stock at $0.17 per share as part of a private placement. These warrants initially expired on June 15, 2006 which was extended to June 30, 2007 in 2006.

          ii) 768,750 warrants to purchase 768,750 shares of the Company’s common stock at $0.10 per share as part of a convertible debt instrument with two investors. These warrants have an indefinite expiry date.

During the year ended December 31, 2006, the Company issued 90,000 warrants to purchase 90,000 shares of the Company’s common stock at $0.13 per share as part of a consulting agreement. These warrants expire in three years from date of issuance by February 14, 2009. In addition, the Company extended terms by one year to June 30, 2007 on 1,512,500 warrants. All other warrant terms remain unchanged.

Dilutive securities

At December 31, 2006, the Company had 11,637,675 potentially dilutive securities outstanding (December 31, 2005 – 12,438,925) in the form of exchangeable shares (8,072,675), stock purchase warrants (2,796,250), and convertible loans (768,750).

Subsequent to December 31, 2006, the Company received notice of default from CLX requesting conversion of the loan into 8,907,100 common shares of the Company stock. If converted, convertible promissory notes and loans could result in the Company issuing approximately an additional 18,200,000 shares.

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

The Company custom-designs, markets and manufactures illuminated programmable motion billboard signs for use in airports, mass transit stations, shopping malls and other high traffic advertising locations designed to reach people on the go with targeted messaging. The Company’s business model has three main revenue sources: (i) advertising revenues from Company- owned signs placed in high traffic locations being shared with Ad Agencies, location owners and local business partners; (ii) revenues from start-up franchise fees, from on-going royalty fees on advertising revenues generated on the signs sold to the franchisees, and from fees on signs when sold by the franchisees to 3rd parties. and (iii) sale of signs to franchise operators or large volume customers This has been the Company’s primary business since its inception.

The Business

The business plan is based upon the Company maintaining ownership of its manufactured signs to generate recurring monthly revenues from signs placed under long term contracts into airports, train stations, convention centers, shopping malls, supermarkets, department stores, movie theatres, gas stations, and other high traffic locations. The revenues from Company-owned signs will be shared with the sellers of the advertising and the sign location landlord.

The Company’s billboard signs utilize digital motor controllers and proprietary source code for enhanced performance and offer the following advantages over their stationary counterparts: (i) the display of multiple advertisements in a single location, typically where space is at a premium and (ii) the necessary movement to attract the attention of passersby. (studies have shown that motion billboard advertising increases the likelihood of attracting attention by 3 to 4 times over static billboards) The Company targets the point of purchase advertising market in North America and the outdoor advertising market in the China/Hong Kong, Australia and the Middle East. The significant developments in China and Australia are described more fully below.

The Company also sells its signs to locally based franchises and receives royalty income from the advertising revenues generated by those signs. The Company also intends to sell custom manufactured less sophisticated scrolling signs to customers on a large volume basis.

The History

The ActionView 4 feet x 6 feet life sized backlit scrolling sign has been researched and developed under the guidance of its founder, Rick Mari, for over 6 years. Site testing has been conducted in the malls and business concourses of Vancouver, Canada with the support of local and national advertisers. In Vancouver rental signs have been installed and ad revenues have been realized since 2003 in three separate shopping centres.

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

Sales of the ActionView product began with a franchising program that exposed the product to shopping mall markets in Canada and the United States. Over the past three years, the Company has tried to expand its business model to international markets through strategic alliances for the ActionView product in conjunction with revenue sharing programs with only limited success.

The detailed arrangements regarding the acquisition of ActionView Advertising Systems Inc in September 2003, including related Intellectual Property Rights, are described fully in Item 1 (a) of this report.

b) Critical Accounting Policies and New Accounting Pronouncements

The Company believes the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on its financial statements. They are considered to be the most critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates used in applying the critical accounting policies. Within the context of these critical accounting policies, the Company not currently aware of any reasonably likely event that would result in materially different amounts being reported.

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

Signs manufactured for inventory and/ or fixed assets

Signs manufactured for sale to franchisees and other customers, located primarily in North American markets, are recorded as inventory at laid down cost when the signs are received and disclosed for financial reporting purposes at the lower of cost or net realizable market value. Cost of sales is recorded on the first-in first-out basis.

Signs manufactured for rental to ad agencies and/or sign location landlords, located primarily in offshore markets, are recorded as fixed assets at laid down cost. Cost is amortized on a straight line basis less residual value over the estimated useful life of 5 years. The book value of rental signs is reviewed for impairment whenever circumstances indicate that it exceeds fair value and the full amount is not recoverable from undiscounted future cash flows. During the annual impairment review, the Company determined that the carrying value of its fixed assets at December 31, 2006, was fully impaired.

Impairment of goodwill and intangible assets

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

Prior to December 31, 2005, goodwill arising from the acquisition of ActionView in September 2003 was carried at fair value and the cost of Intellectual Property Rights acquired was amortized on a straight line basis over 10 years. The determination of any impairment of goodwill and Intellectual Property Rights includes a comparison of net carrying value with estimated future operating cash flows anticipated during the remaining life; and is dependent on the Company’s ability to continue operating as a going concern. During the year ended December 31, 2005 and in accordance with the provisions of the Statement of

Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, the Company wrote down its Intellectual Property Rights and Goodwill to nominal value of $1 resulting in an asset impairment of $2,138,787.

Impairment of operating assets

Due to the delays in generating revenue from the sale or rental of scrolling billboard signs and the lack of profitability to date, the Company has determined there is significant uncertainty as to the realization of the carrying value of substantially all of its remaining assets. Accordingly, these assets have either been written off or written down to estimated recoverable amounts. The following specific events occurred in the second half of 2006 leading to this decision:

(i)

the August 2006 termination of AVFE’s contract with Chuangrun Media Ltd regarding the installation of 150 motion billboard signs following the revelation that the contracts it proclaimed to have with the Guangzhou Airport Authority in southern China were both fraudulent and counterfeit;

(ii)	the significant delay in shipping 400 motion billboard signs to Australia;

(iii)	the inability to maintain the contract for rental signs at the retail shopping malls in Hong Kong; and

(iv)	the on-going difficulty for the Company to raise working capital to carry on its business.

Accordingly, the Company has recorded an operating asset impairment provision of $379,134 for the year ended December 31, 2006 comprised of the following:

Provision for uncollectible accounts receivable	$ 13,093

Write down of inventory to net realizable value	88,844

Write down of rental signs to recoverable amounts	231,816

Unamortized balance of deferred finance charges written off	42,091

Unamortized balance of accretion expense written off	3,290

Total operating asset impairment	$379,134

Subsequent to the year end, the Company committed to an active plan to sell certain of the above rental signs and inventory.

Recent accounting pronouncements

The Company believes that all four of the recent accounting pronouncements identified in the notes to the financial statements will have no impact on the financial statements of the Company. These are:

i)	“Fair Value Measures” (SFAS No.157) issued by the Financial Accounting Standards Board’s (“FASB”) in September 2006 effective for fiscal years ending after November 15, 2007.

ii)	“Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158) issued by FASB in September 2006 effective for fiscal years ending after December 15, 2006.

iii)

“Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108) issued by the Securities and Exchange Commission in September 2006 effective for fiscal years ending after November 15, 2006

iv)	“The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No.159) issued by FASB in February 2007 effective for fiscal years ending after November 15, 2007.

c) Results of Operation

The financial statements for the year ended December 31, 2006 (“2006 year”) are compared below to the financial statements for the year ended December 31, 2005 (“2005 year”).

Net Sales

The Company reported revenues of $86,755 for the 2006 year compared to $83,182 for the 2005 year. This $3,573 revenue increase was the result of much higher advertising revenue from signs placed in five Vancouver shopping malls due to employing a commissioned sales rep for the full year, partially offset by much lower sign sales to franchisees and other customers, lower royalties from and sales of spare parts to existing franchisees. Advertising revenue from Company-owned signs at the Guangzhou airport, fully expected at the beginning of 2006, did not materialize when it was revealed by the Airport Authority that the contracts proclaimed by Chuangrun Media and China Meda1 were fraudulent and counterfeit.

Gross Profit

The Company realized a 52% gross margin in the 2006 year, generating a gross profit of $44,690 compared to 53% and $43,962 in the 2005 year.

Operating Expenses

The Company reported operating expenses of $1,142,257 in the 2006 year compared to $1,196,396 in the 2005 year. This net $54,139 decrease in the 2006 year was due to the following:

Operating expense decreases

–	decrease in product development expenses to $125,198 from $134,938 due to reclassification from lower base figures in 2006 than 2005.

–	significant decrease in depreciation and amortization expense to $79,847 from $267,805 following the December 31, 2005 year end impairment write down and no related amortization of intellectual property in 2006.

–	significant decrease in office and administration expenses to $106,464 from $158,795 due to cutback in overhead expenses following collapse of the Guangzhou Airport project and the continuing delay of the Australian project

–	significant decrease in investor relations expense to $11,041 from $108,722 due to fewer press releases and less use of market advice services following demise of the Guangzhou project in August 2006.

–	decrease in professional fees to $68,755 from $77,971 due to lower audit fees resulting from reduced business activity following the demise of the Guangzhou project. Legal costs were quite low in both years.

–	a $5,253 gain on foreign exchange in the 2006 year compared to a $12,385 loss in the 2005 year due to weakening of the US dollar

Operating expense increases

–	increase in marketing and business promotion expenses to $102,231 from $76,078 due to significantly increased efforts to make a business deal in the Australian and Las Vegas markets.

–	increase in salaries and management fees to $323,083 from $279,215 due to a sizeable year end management compensation accrual for the two principals to compensate them for their personal funding of essential on-going Company expenses in the 2nd half of the year.

–	significant increase in consulting fees to $30,000 from $3,750 due to 2006 first quarter business consulting regarding management advertisement and strategic planning not applicable in 2005.

–	significant increase in finance and interest expense to $300,891 from $76,737 due to approximately $675,000 of interest bearing debt outstanding throughout the 2006 year compared to a much lower average debt in the 2005 year.

Asset Impairments

Due to the delays in generating revenue from the sale or rental of scrolling billboard signs and the lack of profitability to date, the Company determined there is significant uncertainty as to the realization of the carrying value of almost all of its remaining assets. Accordingly, these assets (accounts receivable, inventory, property & equipment and deferred finance charges) have either been written off or written down to estimated recoverable amounts giving rise to an asset impairment provision of $379,134 as of December 31, 2006.

This followed the Company’s decision as of December 31, 2005 to write off the carrying value of Intellectual Property Rights ($1,707,216) and Goodwill ($431,572) during its annual asset impairment review, primarily due to the installation delays at the Guangzhou Airport and for accounting and transparency reasons.

Net Loss

The net loss decreased to $1,476,701 in the 2006 year from $3,291,221 in the 2005 year mainly due to a $1,759,653 decrease in asset impairment losses in 2006 and a $54,139 decrease in operating expenses in 2006, both explained in detail above.

d) Liquidity and Capital Resources

At December 31, 2006, the Company had a working capital deficiency of $1,415,760, including a bank loan of $42,715, compared to a working capital deficiency of $230,793, including a cash balance of $96,434 at December 31, 2005.

The $139,149 decrease in cash in the 2006 year ($147,213 increase in cash during the 2005 year) was due to the following:

–	Net cash used in operating activities was $466,897 in the 2006 year ($679,172 in the 2005 year) arising from the net loss for the year significantly offset by the add-back of non-cash charges including stock-based operating expenses, debt financing costs, and the operating asset impairment along with an increase in accounts payable and accruals.

–	Net cash used in investing activities was $nil in the 2006 year ($205,985 in the 2005 year) since no rental signs were manufactured in 2006 like the ones built for the Guangzhou project and some for the Australian project in 2005.

–	Net cash flow from financing activities was $327,748 in the 2006 year ($1,032,370 in the 2005 year) arising primarily from related party transactions, including both personal loans and accrued but unpaid compensation, proceeds from new promissory notes and proceeds from sale of common stock early in the year.

As at December 31, 2006, the Company had third party debt obligations totaling $737,092 as follows:

(i) HSBC Bank of Canada (“HSBC”) line of credit of $42,715, bearing interest at HSBC prime plus 1.55% per annum repayable on demand.

(ii) Convertible promissory notes of $383,850, bearing interest at 15% per annum repayable in cash or shares at the option of the note holder one year from the date of issuance. As of December 31, 2006, none of the nine promissory notes were in default notwithstanding the fact that 3 of them, totaling $180,000, matured in January 2007.

(iii) Business Development Corporation (“BDC”) loan of $13,730, bearing interest at BDC prime plus 4% per annum with monthly principal repayments of $686 (Cdn $800) plus interest commencing October 2002 and maturing March 2008.

(iv) BDC loan of $10,297 bearing interest at BDC prime plus 2% per annum with monthly principal repayments of $686 (Cdn $800) plus interest commencing June 2002 and maturing November 2008.

(v) Convertible non-interest bearing loans of $61,500 with unspecified repayment terms.

(vi) CLX Investment Company line of credit of $225,000, bearing interest at 8% per annum. Notice of repayment default was received by the Company subsequent to December 31, 2006.

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

e) Plan of Operation for Next Twelve Months

China

The Company has severed its relationship and all association with China Media1 (OTC: CMDA.OB) and Chuangrun Media Ltd after a lengthy investigation into the business practices of both parties revealed that they were raising funds and inducing business associates with forged contracts.

Chuangrun owner and CEO, Hangxion Cai AKA Adrian Choi is also the Chairman and largest shareholder of China Media1 , a US listed OTC company (CMDA.OB). The parties had knowingly been using fraudulent contract documents with forged signatures in an effort to advance their business with the Company.

During the summer of 2006 ActionView headed up the investigation along with the Canadian Government Consular staff in Guangzhou China which eventually uncovered the scam created by Hangxion Cai and his two Companies, Chuangrun Media and China Media1.

Fortunately, ActionView had not released any of the Company’s assets relating to the projects Chuangrun and China Media1 were involved in. Consequently, the Company has retained all 50 of the advanced bus stop signs and is currently in active discussions with two other parties to replace its former partner in China. The Company plans on actively resuming its business development plans in China with a new partner when and if additional finances are available.

Item 1(j) in this report provides more background on this situation,

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

The first phase of the project involved the supply and installation of 20 Company-owned billboards from inventory into six premium shopping malls, 15 of which were successfully installed in third quarter of 2006. This would establish ActionView’s state-of-the-art billboards as a viable media choice for advertisers in this specialized market. Following successful completion of a test period, the intention was to expand the project to include substantially all properties managed by The Link Group. The first advertisers started on the signs in October 2006 but the income was minimal pending the installation of significantly more signs. Subsequent to December 31, 2006, the Company became unable to continue the development of this project due to lack of funds.

Australia and New Zealand

Open Media had originally negotiated a contract with IGA Distribution Pty Ltd for the placement of approximately 200 scrolling signs in the IGA supermarket chain across Australia in 2006 and 2007. In 2006, the minimum number of signs was increased to 400 with a further 210 signs to fill in the balance of the IGA controlled stores allotted for signage. Approximately $1.4 million will be required from new fund raising or operating cash flows in order to meet the balance of this commitment.

Advertising contracts for the signs are presently being secured through Open Media and its strategic / operational partner, Claude Neon, which is part of a large global outdoor media company. Under the Open Media contract, the ActionView Group is entitled to approximately 20% of the gross advertising revenues generated from the signs once they are installed and advertising posters are in place. The Company may also go the route of early contract buy out if it deems this to be the best direction to take. The Company was expecting the Australian project to start before end of 2006; however, continued delays reported by our Australian partner, Open Media, have caused serious doubt about the reality of completion of this project in the near future.

Vancouver, British Columbia: The Company continues to generate relatively small amounts of revenue from 10 rental signs located in 5 Vancouver shopping malls. Subsequent to December 31, 2006, the Company has committed to an active plan to dispose of this operation and related operating assets comprised primarily of inventory signs, spare parts and rental signs.

Yellowknife, Northwest Territories, Canada (franchise): The Company continues to receive royalty revenue from the local advertisements placed on 8 ActionView signs sold to this franchise operation in 2004 and 2005. This revenue is expected to continue into the foreseeable future due to a strong economy in the region.

Las Vegas, USA (franchise): ActionView Nevada Ltd was set up late last year as a new franchise to help develop the lucrative Las Vegas market including: the McCarron International Airport, and bus stop shelters along the Las Vegas strip and casinos. Other US business opportunities are also being pursued in Las Vegas mainly in market sectors less developed by the major competitors such as convention centers, supermarket chains and auto dealerships. The Company can see meaningful results from these pursuits during 2007 provided sufficient funding is available.

Product Development

The Company's design and production staff was successful in developing several new products and support technologies over the last two years which helped to create the new advanced signage for the Guangzhou Airport project. The most significant of these new products was the designing and manufacturing of the ActionView double-sided 12 poster scrolling sign combined with an LED display attached on top. The LED feature is intended to convey messages to the general public in the airport. The scrolling posters would have generated revenue for the airport from the advertising displayed on them.

The Company is committed to continuing its product development efforts in order to meet ongoing customer demands for new and improved products as described in Item 1b), subject to the availability of much needed working capital. There has only been very little effort in this important area for the last six months due to a serious working capital shortage.

Expected profitability and capital requirements

The Company’s primary goal over the next three months is to place or sell the existing inventory produced for the Guangzhou Airport and to begin the Australian project. Should these potential contracts come to fruition over the next three to six months, the 2007 revenues for the ActionView Group will be significantly higher. However, the pursuit of these ventures is entirely dependent on the Company’s ability to secure sufficient funding.

This business plan requires the Company to raise approximately $2.0 million in financing over the next three to six months from either traditional equity sources or more creative sources like sale and leaseback arrangements which have long been under negotiation. The approximate use of the funds will be as follows:

Sign manufacturing	$1,500,000
Working capital for on-going operating expenses	$ 350,000
Product development	$ 100,000
Contingency allowance	$ 50,000

Total	$2,000,000

However, there are various risk factors beyond the Company’s control. There can be no assurance it will be able to obtain the additional financing required to meet objectives. Failure to do so could result in the Company being unable to meet its commitments and continue its operations.

Additions to Management Team

The Company plans to expand its management team with two key appointments, Director of Sales & Marketing for North America and Chief Financial Officer, when and if significant revenues begin to flow in 2007. These positions are now contracted-out on a variable cost basis.

f) Contractual Obligations and Off-Balance Sheet Arrangements

The following table provides a summary of the Company’s current third party contractual obligations, all for borrowed monies, at December 31, 2006:

HSBC Bank of Canada line of credit	$42,715

Convertible promissory notes (1)	383,850

Two BDC loans	24,027

Convertible non-interest bearing loans	61,500

CLX Investment Company convertible line of credit (2)	225,000

Total contractual obligations	$737,092

(1) may be converted into common stock of the Company at a 15% discount to the volume weighted average price during the 10 days prior to the due dates after one year from issuance at the note holders’ option. At December 31, 2006, none of the notes were in default.

(2) notice of default was received subsequent to December 31, 2006 calling for payment in 8,907,100 restricted shares of the Company

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

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective August 5, 2003, the Company retained Dale Matheson Carr-Hilton,(“DMCL”) formerly LaBonte & Company, Chartered Accountants to act as Company’s independent Chartered Accountants. In this regard, DMCL replaced Stonefield Josephson, Inc. (“SJI”) as the Company’s independent Chartered Accountants. The Company replaced SJI with DMCL as a result of the change in the Company’s management and the relocation of the Company’s officers from Washington to British Columbia, Canada. SJI audited the Company’s financial statements for the fiscal years ended December 31, 2001 and 2002. The SJI audit reports for those fiscal years did not contain an adverse opinion, or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles. However, the report of SJI for those fiscal years contained an explanatory paragraph with respect to uncertainty as to the Company’s ability to continue as a going concern.

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

There have been no significant changes in the Company's internal controls over financial reporting during the fiscal year ended December 31, 2006 that have materially affected or are reasonably likely to materially affect, the internal controls over financial reporting.

ITEM 8B OTHER INFORMATION

There were no events or activities required to be reported hereunder during the fourth quarter of the year covered by this report which have not previously been reported on Form 8K.

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table contains disclosure concerning the directors, officers and control persons of the Company. There are no persons who have acted as a promoter, controlling person, or significant employee of the Company other than as disclosed below.

Name	Position	Ages	Date Elected
Christopher Stringer	President, Chief Financial Officer and Director	63	August 2003 to present
Rick Mari	Chief Executive Officer, Treasurer and Director	53	August 2003 to present

Christopher Stringer, President, CFO and Director

Christopher Stringer, age 63, is the President, Chief Financial Officer, and a Director of the Company and a Director of its wholly-owned Canadian subsidiary, ActionView Advertising Systems, Inc. Mr. Stringer has been with ActionView Advertising Systems, Inc. for over six years and is one of its founders. Prior to that, he was a self-employed franchise management consultant and has spent the past 25 years as a business innovator, with specific expertise in the initial organization, development, operations and leadership of both new and established service companies.

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

Rick Mari, CEO, Secretary and Director

Rick Mari, age 53, is the Chief Executive Officer and a Director of the Company and a Director of its wholly-owned Canadian subsidiary ActionView Advertising Systems, Inc. for the last six years. Prior to that, he was employed by Productive Electronic Marketing Inc., a company which developed electronic advertising and signage products.

Rick directs the product development and manufacturing of the ActionView scrolling sign and still-view product. Over the past eight years, he developed the original ActionView scrolling billboard, 4x6 sign, and all related improvements in the technology taking advantage of his over twenty years of experience as President and owner of Productive Electronic Marketing Ltd.

ITEM 10 EXECUTIVE COMPENSATION

The following table sets forth in summary form, the compensation received by the directors and senior officers of the Company for the three years ended December 31 2006, 2005 and 2004. The Company does not have a Compensation Committee.

Name and principal position (a)	Year (b)	Annual Compensation			Long-term compensation
		Salary ($) (c)	Bonus ($) (d)	Other Annual Compen sation ($) (e)	Awards		Payouts	All other Compen sation ($) (i)
					Restric ted Stock Awards ($) (f)	Securities Underlying options/ SARs (#) (g)	LTIP payouts ($) (h)
Chris Stringer- President, Chief Financial Officer and Director	2006 2005 2004	105,847 100,840 99,696	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Rick Mari – Chief Executive Officer, Treasurer and Director	2006 2005 2004	158,771 100,840 99,696	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

(c)

The dollar value of base salary accrued of which $34,619 was paid in cash to Mr Stringer ($26,206 in 2005) and $16,276 was paid in cash to Mr Mari ($11,371 in 2005). In 2005, the company issued 2,500,000 shares of restricted common stock at $0.08 per share for the settlement of $200,000 of the amounts due to related parties.

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

At the date of this report, the two principals had advanced approximately $87,000 to the Company in order to meet emergency operating expenses of which $51,000 was advanced to December 31, 2006.

Employment Contracts

The Company does not have any employment contracts with its two executive officers.

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

A summary of the Company’s outstanding stock options to directors, employees and consultants as of December 31, 2006 and 2005 and changes during these years is presented below:

	2006		2005
		Exercise		Exercise
	Options	Price	Options	Price
Balance, beginning of year	-	-	1,275,000	$0.50
Granted	-	-	-	-
Exercised/expired/cancelled	-	-	(1,275,000)	-
Balance, end of year	-	-	-

Each option represents the right to purchase one share of the Company’s common stock. The Plans have not been approved by the Company’s shareholders. A summary of the Company’s remaining stock options available for granting to directors, employees and consultants pursuant to the plans as of December 31, 2006 is as follows:

Name of Plan	Total Reserved Under Plans	Shares Shares Reserved for Outstanding Options	Shares Issued as Stock Bonus	Remaining Options/ Shares Under Plans
Non-Qualified Stock Option	1,750,000	0	0	1,750,000
Stock Bonus Plan	1,000,000	0	0	1,000,000

Retainer Stock Plan

In January 2005, the Company implemented a Retainer Stock Plan. Under the Plan, 3,000,000 shares of common stock of the Company can be issued to compensate directors, employees and consultants for services rendered to the Company. In January 2005 and 2006, the Company registered a total of 6,000,000 shares of common stock under the plan. To date, 5,688,126 shares have been issued under the Plan.

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

At December 31, 2006 and the date of this Annual Report, the Company had 42,788,094 shares of common stock issued (including the 7,492,675 issued to CD Farber Law Corporation-In Trust, see Item 1: Share Exchange Agreement). The following table sets forth certain information regarding the beneficial ownership of the common stock of the Company as of April 13, 2007 of (1) each person who is known to the Company to own beneficially more than 5% of the Company’s outstanding common stock, (2) each of the Company’s directors, officers, and (3) all directors and officers of the Company as a group:

Name and Address	Position	Amount of Stock Beneficially Owned	Percentage of Class
Rick Mari 4329 West 3rd Ave Vancouver, BC Canada	Chief Executive Officer, Secretary, Director and greater than 5% shareholder	6,463,216 (1)	15.1%
Christopher Stringer 1121 Crestline Rd West Vancouver BC Canada	President, Chief Financial Officer, Director, and greater then 5% shareholder	3,856,784 (2)	9.0%
Thomas Schulte 1900 Faywood St Las Vegas, NV	Franchisee and sales agent	2,748,399	6.4%
Directors, Officers and 5% stockholders in total (3 Persons)		13,068,399	30.5%

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

Concurrent with the acquisition of Action View Advertising Systems, Inc., the Company issued 327,325 restricted shares of common stock in settlement of a total of $98,198 owing to two officers of ActionView who became directors of the Company. 218,216 shares were issued to Rick Mari and 109,109 shares were issued to Christopher Stringer.

During the year ended December 31, 2005, the Company issued 2,500,000 shares of restricted shares of common stock in settlement of $200,000 of amounts owing to the Company officers who are also directors. 1,250,000 shares were issued to both Rick Mari and Christopher Stringer.

During the year ended December 31, 2006, no shares were issued to the Company officers who are also directors.

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K

The exhibits to be filed with this Form 10-KSB are listed below in the Exhibit Index.

There were no Reports on Form 8-K filed during the fourth quarter of the fiscal year ended December 31, 2006.

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

Audit fees

During the fiscal years ended December 31, 2006 and 2005, the Company incurred approximately $52,000 and $51,000 respectively in fees to its principal independent accountants for professional services rendered in connection with the audits of the Company’s financial statements and for other accounting services consisting of review of the Company’s quarterly reports filed on Forms 10Q-SB and its annual report filed on Form 10K-SB.

Financial Information Systems Design and Implementation Fees

During fiscal year ended December 31, 2006, the Company did not incur any fees for professional services rendered by its principal independent accountant for certain information technology services which may include, but is not limited to, operating or supervising or managing the Company’s information or local area network or designing or implementing a hardware or software system that aggregate source data underlying the financial statements.

All Other Fees

During fiscal year ended December 31, 2006, the Company incurred $nil in other fees for professional services rendered by its principal independent accountant for all other non-assurance services which may include, but are not limited to tax-related services, actuarial services or valuation services.

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

ACTIONVIEW INTERNATIONAL, INC.

Dated: April 16, 2007	By:	/s/ Christopher Stringer
Christopher Stringer
President, Chief Financial Officer and Director

Dated: April 16, 2007	By:	/s/ Rick Mari
Rick Mari
Chief Executive Officer, Secretary and Director

ACTIONVIEW INTERNATIONAL, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Actionview International, Inc.

We have audited the consolidated balance sheets of Actionview International, Inc. (the “Company”) (a development-stage company) as of December 31, 2006 and 2005and the related consolidated statements of operations and deficit, cash flows and stockholders’ equity for the years then ended and for the period from January 26, 1986 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company’s financial statements as at December 31, 2002, and for the year then ended were audited by other auditors whose report dated March 9, 2003 included an explanatory paragraph regarding the Company's ability to continue as a going concern. The financial statements for the period from January 26, 1986 (inception) to December 31, 2002 reflect a total net loss of $1,591,629 of the related cumulative totals. Our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the reports of such other auditors.

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

In our opinion, based on our audits and the reports of other auditors, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2006 and 2005 and the results of its operations and its cash flows and the changes in stockholders’ equity for the years then ended and for the period from January 26, 1986 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has realized significant losses and further losses are anticipated. At December 31, 2006 the Company had a working capital deficiency of $1,415,760, has incurred losses since inception of $8,780,677 and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Dale Matheson Carr-Hilton LaBonte LLP
DMCL Chartered Accountants

Vancouver, B.C.
April 10, 2007

ACTIONVIEW INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
	$	$

ASSETS

CURRENT ASSETS
Cash	-	96,434
Accounts receivable	10,870	19,865
Inventory	34,325	121,964
Prepaid expenses	10,331	63,051
Current portion of deferred finance charges (Note 3)	-	147,935
	55,526	449,249

PROPERTY AND EQUIPMENT(Note 4)	1	311,663
DEFERRED FINANCE CHARGES (Note 3)	-	41,125
INTELLECTUAL PROPERTY RIGHTS AND GOODWILL	1	1

	55,528	802,038

LIABILITIES	$	$

CURRENT LIABILITIES
Bank indebtedness (Note 5)	42,715	-
Accounts payable and accrued liabilities	334,652	182,485
Deferred revenue	7,641	1,338
Convertible promissory notes payable (Note 6)	383,850	335,700
Current portion of convertible and other long-term debt (Note 7)	310,527	16,466
Due to related parties (Note 8)	391,901	144,053
	1,471,286	680,042

CONVERTIBLE AND OTHER LONG-TERM DEBT (Note 7)	-	281,317

	1,471,286	961,359

COMMITMENTS AND CONTINGENCIES (Note 1 , 5, 6 and 7)
SUBSEQUENT EVENTS (Note 13)
LITIGATION (Note 13)

STOCKHOLDERS' DEFICIENCY

COMMON STOCK (Note 9)
$0.001 par value; 75,000,000 shares authorized
34,715,419 issued and outstanding (December 31, 2005 - 31,539,282)	34,715	31,539
EXCHANGEABLE SHARES (Note 9)	2,421,803	2,421,803
ADDITIONAL PAID IN CAPITAL	4,725,601	4,508,513
OBLIGATION TO ISSUE SHARES	52,000	52,000
COMMON STOCK PURCHASE WARRANTS (Note 9)	130,800	130,800
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE	(8,780,677)	(7,303,976)

	(1,415,758)	(159,321)

	55,528	802,038

The accompanying notes are an integral part of these consolidated financial statements.

ACTIONVIEW INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

			Cumulative
			From Inception
			(January 26, 1986) to
	2006	2005	December 31, 2006
	$	$	$
REVENUES
Advertising revenue	57,708	45,148	181,262
Royalties and other	15,224	19,328	105,304
Sign sales	13,823	18,706	55,027
	86,755	83,182	341,593
COST OF GOODS SOLD	42,065	39,220	164,591

GROSS PROFIT	44,690	43,962	177,002

OPERATING EXPENSES
Consulting fees	30,000	3,750	721,950
Depreciation and amortization	79,847	267,805	698,101
Finance and interest expense	300,891	76,737	833,375
Investor relations	11,041	108,722	540,617
(Gain) loss on foreign exchange	(5,253)	12,385	13,744
Marketing and business promotion	102,231	76,078	294,088
Office and general administration	106,464	158,795	1,570,831
Professional fees	68,755	77,971	368,351
Product development	125,198	134,938	411,498
Salaries and management fees	323,083	279,215	987,203
	1,142,257	1,196,396	6,439,758

NET LOSS BEFORE THE FOLLOWING	(1,097,567)	(1,152,434)	(6,262,756)

Operating asset impairment (Note 11)	(379,134)	-	(379,134)
Goodwill impairment (Note 11)	-	(1,707,215)	(1,707,215)
Intellectual property rights impairment (Note 11)	-	(431,572)	(431,572)

NET LOSS	(1,476,701)	(3,291,221)	(8,780,677)

DEFICIT, BEGINNING	(7,303,976)	(4,012,755)	-

DEFICIT, ENDING	(8,780,677)	(7,303,976)	(8,780,677)

BASIC AND DILUTED LOSS PER SHARE	(0.04)	(0.13)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING-BASIC AND DILUTED	33,172,930	25,410,175

The accompanying notes are an integral part of these consolidated financial statements

ACTIONVIEW INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative
			From Inception
	For the Year Ended December 31,		(January 26, 1986) to
	2006	2005	December 31, 2006
	$	$	$
CASH FLOW PROVIDED BY (USED IN )

OPERATING ACTIVITIES
Net loss	(1,476,701)	(3,291,221)	(8,780,677)
Non-cash items included in net loss
Depreciation and amortization	79,847	267,805	699,284
Stock based operating expenses	178,236	174,120	1,003,031
Finance expenses	200,739	18,558	582,431
Operating asset impairment	379,134	-	379,134
Intellectual Property Rights impairment	-	1,707,215	1,707,215
Goodwill impairment	-	431,572	431,572
Warrants issued for services	-	-	98,713
Changes in non-cash working capital
Accounts receivable	8,995	5,869	60,470
Inventories	(1,205)	17,567	(94,525)
Prepaid expenses	39,627	(20,808)	28,043
Deferred finance charges	11,009	-	11,009
Accounts payable and accrued liabilities	107,119	11,148	939,118
Deferred revenue	6,303	(997)	4,829

	(466,897)	(679,172)	(2,930,353)
INVESTING ACTIVITIES
Acquisition of rental signs and other property	-	(205,985)	(375,922)
Net cash from acquisition of ActionView	-	-	(53,439)
Cash acquired on reorganization	-	-	23,540

	-	(205,985)	(405,821)
FINANCING ACTIVITIES
(Increase) decrease in bank indebtedness	-	-	(39,668)
Advances from related parties	247,848	176,406	584,362
Proceeds from convertible promissory notes payable	70,000	335,700	948,700
Cash increase (decrease) in convertible and other long term debt	(10,278)	270,264	228,399
Issuance of common stock for cash	20,178	250,000	1,489,178
Additional contributed capital		-	82,488

	327,748	1,032,370	3,293,459

INCREASE (DECREASE) IN CASH	(139,149)	147,213	(42,715)

CASH (DEFICIENCY), BEGINNING	96,434	(50,779)	-

CASH (DEFICIENCY), ENDING	(42,715)	96,434	(42,715)

	$	$	$
Supplemental information and disclosure (note 12)
Cash paid for Interest and bank charges	55,105	29,318	540,169
Cash paid for Income taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

ACTIONVIEW INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

							Common
	Common Shares		Exchangeable Shares		Additional	Obligation	Stock		Total
	Number of		Number of		Paid-in	to Issue	Purchase	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Warrants	Deficit	Deficiency
		$		$	$	$	$	$	$

Balance - December 31, 2003	16,300,015	16,300	8,072,675	2,421,803	2,952,628	-	56,700	(2,553,043)	2,894,388

Stock options granted					30,200				30,200
Exercise of warrants on a cashless basis at $0.001 per share	1,741,500	1,741			(1,741)				-
Units issued under Regulation S for cash of $0.50 per unit	250,000	250			112,250		12,500		125,000
Units issued under Regulation S for cash of $0.40 per unit	175,000	175			62,825		7,000		70,000
Private placement shares issued under Reg D, Rule 506 for cash of
$0.20 per share, net of share issue costs	2,500,000	2,500			388,000	50,000			440,500
Exercise of warrants on a cashless basis at $0.001 per share	250,000	250			(250)				-
Private placement shares issued under Reg D, Rule 506 for cash of
$0.20 per share, net of share issue costs	100,000	100			15,900	2,000			18,000
Net loss for year ended December 31, 2004								(1,459,712)	(1,459,712)
Balance December 31, 2004	21,316,515	21,316	8,072,675	2,421,803	3,559,812	52,000	76,200	-4,012,755	2,118,376

Private placement units issued under Reg D, Rule 501 for cash of
$0.08 to $0.10 per unit	3,025,000	3,025			221,975		25,000		250,000
Stock issued for various consulting services at $0.07 to $0.10 per share	1,275,177	1,275			123,485				124,760
Stock issued for consulting services at $0.10 per share	437,500	438			43,063				43,500
Stock issued in settlement of account payable at $0.10 per share	1,468,000	1,468			145,332				146,800
Stock issued in settlement of Director's advances at $0.10 per share	2,500,000	2,500			197,500				200,000
Stock issued as equity inducement for financing services and one
promissory note at $0.15 per share	231,390	231			22,898				23,129
Stock issued as equity inducement for financing services and a
drawdown line of credit at $0.11 per share	1,285,700	1,286			140,141				141,427
Stock purchase warrants granted as discount on convertible debt							29,600		29,600
Intrinsic value of beneficial conversion rights of promissory notes and
convertible debt					54,308				54,308
Net loss for year ended December 31, 2005								(3,291,221)	(3,291,221)
Balance December 31, 2005	31,539,282	31,539	8,072,675	2,421,803	4,508,513	52,000	130,800	(7,303,976)	(159,321)

Stock issued for cash at $0.0885 per share	228,000	228			19,950				20,178
Stock issued for various consulting services at $0.04 to $0.10 per share	2,329,449	2,329			159,473				161,802
Stock issued for debt conversion at $0.042 per share	520,238	520			21,330				21,850
Stock issued as equity inducement for financing services and two
promissory notes at $0.04 to $0.08 per share	98,450	98			6,836				6,934
Intrinsic value of beneficial conversion rights of two promissory notes	-	-			9,500				9,500
Net loss for year ended December 31, 2006								(1,476,701)	(1,476,701)
Balance December 31, 2006	34,715,419	34,715	8,072,675	2,421,803	4,725,601	52,000	130,800	(8,780,677)	(1,415,758)

The accompanying notes are an integral part of these consolidated financial statements.

ACTIONVIEW INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

(1)      NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

ActionView International, Inc. (the "Company"), was incorporated on January 26, 1986, as Vantage, Inc., under the laws of the State of Nevada.

Following a number of name changes since incorporation, the Company changed its name from Acquisition Media, Inc. to ActionView International, Inc. on August 20, 2003. This was done to better reflect its new business operations during the process of acquiring 100% of ActionView Advertising Systems, Inc. (“AASI”), a company incorporated in British Columbia on July 6, 1999, and related Intellectual Property Rights through its 100% owned subsidiary company, 6126421 Canada Ltd (“612 Canada”), incorporated in Canada on August 10, 2003. This acquisition closed in September 2003.

The Company custom-designs, markets and manufactures illuminated programmable motion billboard signs for use in airports, mass transit stations, shopping malls and other high traffic advertising locations designed to reach people on-the-go with targeted messaging. The Company’s business model has two main revenue streams: (i) advertising revenues from Company-owned signs placed in high traffic locations being shared with Ad Agencies, location owners and local business partners; and (ii) sale of signs to franchise operators and on-going royalties from the advertising revenue generated from these signs by the franchise operators in their local market areas.

In connection with its advertising business from Company-owned signs, the Company incorporated ActionView Far East Limited (“AVFE”) in February 2004 for the purpose of representing the Company and marketing its scrolling billboard signs in both China and Hong Kong. The Company has a 50.1% interest in AVFE and a voting majority on the Board of Directors. The other 49.9% interest is owned by a local business group headed by AVFE’s Managing Director. Commercial operations have not yet commenced.

The Company completed a license and supply agreement with ActionView Australia (Proprietary) Limited (“AVAU”) in September 2004 for the purpose of representing the Company and marketing its scrolling billboard signs in both Australia and New Zealand. The Company has the option to purchase a 51% interest in AVAU for a nominal amount at any time with the other 49% being retained by a local business group headed by AVAU’s Managing Director. Commercial operations have not yet commenced.

Due to the delays in raising the necessary funding to establish the Company’s business and to date generating only modest revenues from the sale or rental of scrolling billboard signs and the lack of profitability to date, the Company has determined there is significant uncertainty as to the realization of the carrying value of substantially all of its remaining assets. Accordingly, assets have been impaired to realizable values as of December 31, 2006 (See note 11). Subsequent to the year end, the Company committed to an active plan to sell some of the impaired assets (See note 13). In addition, the Company was in default on a loan (See note 13).

ACTIONVIEW INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $8,780,677 and working capital deficiency of $1,415,760 at December 31, 2006. Subsequent to year end the Company committed to a plan to dispose of substantially all of its operations and operating assets (See Note 13). These factors raise substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations from a new business venture in the future and to obtain the necessary financing to meet its obligations when they become due. Management has plans to seek additional financing through private placements of its common stock and/or loans from directors. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)      Basis of presentation
These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in United States dollars. They include the accounts of the Company and its subsidiaries: AASI, 612 Canada and AVFE.

The Company is currently considered a Development Stage Enterprise, under the guidelines of Statement of Financial Accounting Standards (“SFAS”) No. 7. Since its formation, the Company has been primarily focused on development of its business nationally and internationally and only modest revenues have been realized from its business operations.

(b)      Cash and cash equivalents
Cash and cash equivalents consist of balances with banks, unrestricted cash balances in lawyer trust accounts and investments in financial instruments with maturities within 90 days held for the purpose of meeting short-term cash commitments rather than for investing or other purposes. As of December 31, 2006, the Company had no cash and cash equivalents.

(c)      Inventory
Inventory consists of illuminated programmable motion billboard signs held for sale along with related spare component parts valued at the lower of cost or net realizable value. Cost is determined on the first-in, first-out basis.

ACTIONVIEW INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

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

(e)      Impairment of long-lived assets
The Company records the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used over the long term are measured by a comparison of the carrying value of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the amount of the impairment is measured by the amount by which the carrying amount of the asset exceeds its fair value.

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

(g)      Translation of foreign currencies
In accordance with SFAS No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets are translated at the exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions during the year and the translation of subsidiary company financial statements at the year end are included in the results of operations.

ACTIONVIEW INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

(h)      Revenue recognition
The Company’s business plan calls for revenue generation primarily from two sources: i) revenue from sale of advertising – earned when Company-owned signs are placed in point-of-purchase and high traffic advertising locations. This revenue is shared with the ad agencies who sell the advertising, the location owners and the local business partners who put the contracts together, and is recognized over the period when the advertising is provided. ii) revenue from franchise operators – earned from start-up franchise fees, from on-going royalty fees on advertising revenues generated on the signs sold to the franchisees, and from fees on signs when sold by the franchisees to 3rd parties. Non-refundable franchise fees are earned when all material services relating to the sale have been substantially performed by the Company including arranging the franchise agreements and providing initial training services and related materials.

Revenue from all sources is recognized when the amount is fixed or determinable, delivery has occurred or initial services have been performed, and collection is reasonably assured. Any amounts received in advance of the goods being delivered or services being performed are recorded as deferred revenue.

(i)      Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the deferred tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. For deferred tax assets, the full amount of the potential future benefit is recorded. Then, a valuation allowance is used to adjust for the probability of realization.

(j)      Financial instruments
The Company’s financial instruments consist of cash, bank indebtedness, accounts receivable, accounts payable and accrued liabilities, loans payable, promissory notes and amounts due to related parties. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values due to their immediate or short-term maturity.

The fair value of long-term debt is based on available market prices. When quoted market prices are not available, fair values are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

ACTIONVIEW INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

(k)      Use of estimates and assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates used in preparing these financial statements include: valuation of accounts receivable, inventory, property and equipment, intellectual property rights and goodwill along with the equity component of debt and stock purchase warrants. Actual results could differ from these estimates.

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

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has adopted the prospective method of SFAS No. 123R beginning January 1, 2006. As the Company had no unvested stock options on January 1, 2006, no stock-based compensation expense was recorded on adoption of SFAS No. 123R.

(m)      Net loss per share
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

ACTIONVIEW INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

As of December 31, 2006, the Company had 11,637,675 potentially dilutive securities outstanding in the form of exchangeable shares, share purchase warrants and convertible loans. The basic net loss per share equals the dilutive net loss per share since the potentially dilutive securities are anti-dilutive to the basic net loss per share.

(n)      Comparative figures
Certain comparative figures have been reclassified to conform to the current period’s presentation.

(o)      Recent accounting pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The adoption of SFAS No. 158 had no impact on the financial position or result of operations of the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No.108 had no impact on the financial position or result of operations of the Company.

ACTIONVIEW INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

(3)      DEFERRED FINANCE CHARGES

	December 31,	December 31,
	2006	2005
	$	$

Unamortized equity inducement fees	36,517	135,694
Unamortized embedded beneficial
conversion features	5,574	42,327
Quarterly prepaid interest	-	11,039

	42,091	189,060
Less: Long term portion	-	(41,125)
Impairment loss
(See Note 11)	(42,091)	-

Current portion	-	147,935

These deferred finance charges relate to the convertible promissory notes payable and the two long term convertible loans payable described in Note 7 and are comprised of unamortized equity inducement fees, unamortized embedded beneficial conversion features and quarterly prepaid interest, where applicable. The unamortized balance of all deferred finance charges amounting to $42,091 was written off to asset impairment loss at December 31, 2006 (See Note 11).

(4)      PROPERTY AND EQUIPMENT

	December 31,	December
	2006	31, 2005
	$	$

Rental signs	461,235	461,235
Furniture and computers	6,249	6,249
Leasehold improvements	10,785	10,785

	478,269	478,269

Less: Accumulated depreciation	(246,453)	(166,606)
Impairment loss (See Note 11)	(231,815)	-

Net book value	1	311,663

ACTIONVIEW INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

Both the bank indebtedness and the Business Development Corporation (“BDC”) loan, described in Notes 5 and 7, respectively, are secured by a general security agreement over all the Company assets and are guaranteed by the Company’s two directors.

(5)      BANK INDEBTEDNESS

At December 31, 2006, the Company’s bank line of credit was fully utilized at $42,715 (December 31, 2005 - $nil). The bank indebtedness is payable on demand, bears interest at the bank’s prime rate plus 1.55% per annum, is secured by a general security agreement over all Company assets and is guaranteed by the Company’s two directors.

(6)      CONVERTIBLE PROMISSORY NOTES PAYABLE

During 2005 and the first half of 2006, the Company borrowed $405,700 from nine private lenders by way of promissory notes bearing interest at 15% per annum. At December 31, 2006, $383,850 was payable (December 31, 2005 - $335,700) following partial conversion by one of the note holders into restricted common stock of the Company.

Principal is repayable in cash or restricted shares, at the option of the lender, after one year from the date of issuance. As an equity inducement, the Company issued 249,390 shares of restricted common stock with a fair value of $24,249. These inducements were recorded as a deferred finance charge (See Note 3) to be amortized on a straight-line basis over the twelve month term of the notes. In this regard, $19,126 was expensed as non-cash interest for the year ended December 31, 2006 (December 31, 2005 - $4,766).

Interest was previously payable to the note holders quarterly in advance but was renegotiated to quarterly in arrears during the second half of 2006 for all lenders. This was done in exchange for an equity inducement of 66,450 shares with a fair value of $4,614, which was expensed as non-cash interest for the year ended December 31, 2006 (December 31, 2005 - $nil). Interest payable on these notes at December 31, 2006 amounted to $26,716 (December 31, 2005 – $nil).

At the note holders’ option, the notes may be converted into common stock of the Company at a 15% discount to the volume weighted average price during the ten days prior to the due dates. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of this embedded beneficial conversion feature at $50,855 at the time of issuance. This amount was also deferred (See note 3) and is being amortized on a straight-line basis over the twelve month term of the notes. In this regard, $37,973 was expensed as non-cash interest for the year ended December 31, 2006 (December 31, 2005 - $9,102). The unamortized balance of $4,135 was written off as an asset impairment provision at December 31, 2006. (See Note 11)

During the second half of 2006, the Company obtained agreement from four lenders with combined promissory notes of $155,700 to extend their repayment term by one year expiring from June to September, 2007. An equity inducement of 18,000 shares with a fair value of $1,200 was given to an additional note holder for extending their loan by one year, which amount was expensed as non-cash interest for the year ended December 31, 2006 (December 31, 2005 - $nil). For another note holder, half the loan was extended for one more year with the other half being converted into 520,238 restricted shares with a fair value of $21,850.

ACTIONVIEW INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

The Company has guaranteed an annualized return of 40% to four noteholders holding promissory notes with a value of $200,000. The annualized return was made up of interest and the fair value of the restricted stock issued as the equity inducement at issuance of the promissory note. The due dates range from January 2006 to April 2007. If there is a shortfall in this return at maturity or if repayment is in default, the Company must issue additional restricted common stock in order to meet this return. In this regard, the Company recorded a non-cash interest expense of $45,047 (December 31, 2005 - $nil). If converted to common stock at December 31, 2006, this amount would represent approximately 1,126,200 shares.

(7)      CONVERTIBLE AND OTHER LONG TERM DEBT

The convertible and other long term debt is comprised of the following:

	December 31,	December 31,
	2006	2005
	$	$
BDC Term loans	-	17,838
Long term convertible loans	61,500	38,479
CLX Convertible Term Loan	225,000	225,000

	$286,500	$281,317

(i)      Term Loans

	December 31,	December 31,
	2006	2005
BDC loan, bearing interest at BDC	$	$
prime plus 4% per annum with monthly
principal payments of $686 (Cdn $800)
commencing October 2002 and maturing
March 2008	13,730	18,524
BDC loan, bearing interest at BDC
prime plus 2% per annum with monthly
principal payments of $686 (Cdn $800)
commencing June 2002 and maturing
November 2008.	10,297	15,780
	24,027	34,304

Less: current portion	(24,027)	(16,466)
long term portion	-	17,838

ACTIONVIEW INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

The term loans are secured by a general security agreement over all Company assets and guaranteed by the Company’s two directors. The Company plans to repay these loans during 2007 resulting in their classification as current liabilities.

ii)     Long term convertible loans - private

During the year ended December 31, 2005, the company borrowed $61,500 of non-interest bearing loans from two private individuals with no specified repayment terms. After March 2007, the loans are convertible at the lenders’ option into units consisting of 768,570 shares of common stock and an equivalent number of share purchase warrants exercisable at $0.10 per share.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $12,953 (See Note 3). This value was recorded as a deferred charge and is being amortized over the eighteen month term of the notes. In this connection, $8,635 was expensed as non-cash interest for the year ended December 31, 2006 (December 31, 2005 – $2,878). The unamortized balance of $1,439 was expensed as non-cash interest at December 31, 2006 (See Note 11).

In addition and in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $29,600 as common stock purchase warrants and will record further non-cash interest expense over the term of the Convertible Loans resulting from this difference between the stated value and carrying value at the date of issuance. As an offset, the carrying value of the Convertible Loans will be accreted to the face value of $61,500 at maturity. In this connection, non-cash interest expense of $19,733 was accreted for the year ended December 31, 2006 (December 31, 2005 - $6,578), thereby increasing the carrying value of the Convertible Loans from $31,900 at the date funds were received to $58,210 at December 31, 2006. The remaining $3,290 balance of accretion was expensed as non-cash interest bringing the carrying value of the loans back to their original value of $61,500 at December 31, 2006.

iii)    Long term convertible loan - CLX

During the year ended December 31, 2005, the Company borrowed $225,000 from CLX Investment Company, Inc. (“CLX”), bearing interest at 8% per annum compounded quarterly in arrears under Financing Agreement dated July 15, 2005 and amended January 16, 2006. The loan is repayable to CLX in an amount equal to 25% of net quarterly income of the Company or $75,000 whichever is greater, commencing on the earlier of May 31, 2007 or the month following the quarter in which the Company generates net quarterly income of at least $150,000. Interest payable on this loan at December 31, 2006 amounted to $19,052 (December 31, 2005 – nil).

ACTIONVIEW INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

As an inducement, the Company issued 1,285,700 shares of restricted common stock with a fair value of $141,427. The inducement was recorded as a deferred finance charge (See Note 3) and was being amortized straight-line over the twenty-one month term of the loan. In this connection, $80,815 was expensed as non-cash interest for the year ended December 31, 2006 (December 31, 2005 - $24,095). The unamortized balance of $36,517 applicable to this deferred finance charge was expensed as non-cash interest at December 31, 2006 (See Note 11).

At December 31, 2006 the Company were in default with the terms of the CLX Financing agreement as the required interest payments under the Financing agreements was in arrears and the loan became payable on demand. Consequently, the entire loan balance was re-classified as a current liability.

(8)      DUE TO RELATED PARTIES

At December 31, 2006, the Company owed a total of $391,901 (December 31, 2005 - $144,053) to two Company officers who are also directors and their private companies. The balances owing are unsecured and non-interest bearing with no specific terms of repayment. For the year ended December 31, 2006, management fees of $265,000 (December 31, 2005 - $202,000) were accrued for the two Company officers and their private companies.

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

          ii)      the Company issued 3,025,000 units under Private Placement for cash consideration of $250,000 at prices ranging from $0.08 to $0.10 per unit. Each unit consists of one share of restricted common stock and a non-transferable share purchase warrant entitling the holder to purchase one-half share of restricted common stock at an exercise price of $0.17 for one year expiring by June 30, 2006. The fair value of the warrants was estimated to be $25,000 and was recorded as a separate component of stockholder’s equity.

ACTIONVIEW INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

          (iii)    the Company issued 1,275,177 shares of registered common stock in return for consulting services with a fair value of $124,760 regarding the preparation of legal contracts, continuous disclosure documents, business planning and sales & marketing at prices ranging from $0.07 to $0.10 per share.

          (iv)     the Company issued 437,500 shares of restricted common stock in return for business consulting services valued at $43,500.

          (v)      the Company issued 1,468,000 shares of registered common stock for the settlement of accounts payable of $146,800.

          (vi)      the Company issued 2,500,000 shares of restricted common stock for the settlement of $200,000 of amounts owing to Company officers who are also directors.

          (vii)     the Company issued 231,390 shares of restricted common stock as an equity inducement with a fair value of $23,129 for $335,700 of promissory notes.

          (viii)     the Company issued 1,285,700 shares of restricted common stock as an equity inducement with a fair value of $141,427 for a $225,000 convertible term loan.

During the year ended December 31, 2006:

          (i)       the Company registered an additional 3,000,000 shares of common stock under its 2005 Retainer Stock Plan on a Form S-8 Registration Statement. Under the Plan, these shares can be issued to compensate directors, employees and consultants of the Company for services rendered to the Company at prices and terms to be determined by the Board of Directors.

          (ii)      the company issued 228,000 shares of restricted common stock for cash consideration of $20,178,

          (iii)     the company issued 2,329,449 shares of registered common stock for various consulting services with a fair value of $161,802 regarding the preparation of legal contracts, continuous disclosure documents, business planning and sales & marketing services at prices ranging from $0.04 to $0.10 per share.

          (iv)     the company issued 520,238 shares of restricted common stock for conversion of half of one promissory note payable with a fair value of $21,850.

           (v)     the company issued 98,450 shares of restricted common stock with a fair value of $6,934 as equity inducement for two promissory notes amounting to $32,000 and for all promissory note holders agreeing to change their interest payments from quarterly in advance to quarterly in arrears.

ACTIONVIEW INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

Exchangeable shares

The 8,422,675 exchangeable shares were issued to a trustee of the two officers and directors of the Company as part of the acquisition of AASI and 612 Canada in September 2003. The holders of these Exchangeable Shares may, at any time, require 612 Canada to repurchase the Exchangeable Shares for an amount equal to the then current market value of the Company’s common stock. 612 Canada may, at its option, satisfy the resulting obligation to repurchase the exchangeable shares in cash or it may elect to have the obligation satisfied by the issuance of shares of the common stock of the Company on the basis of one common share for one exchangeable share. The holders of the exchangeable shares have been granted voting rights on a basis of on vote for every exchangeable share held. During the year ended December 31, 2003, 350,000 exchangeable shares were exchanged for shares of the Company at $0.30 each, leaving 8,072,675 Exchangeable Shares issued and outstanding as at December 31, 2006 and 2005.

Stock Options
A summary of the Company’s outstanding stock options as of December 31, 2006 and 2005 and changes during these years is presented below:

	2006		2005
		Exercise		Exercise
	Options	Price	Options	Price
Balance, beginning of year	-	-	1,275,000	$0.50
Granted	-	-	-	-
Exercised/expired/cancelled	-	-	(1,275,000)	-
Balance, end of year	-	-	-	$0.50

Warrants

During the year ended December 31, 2005, the Company issued:

          i)       1,512,500 warrants to purchase 1,512,500 shares of the Company’s common stock at $0.17 per share as part of a private placement. These warrants initially expired on June 15, 2006 which was extended to June 30, 2007 in 2006.

          ii)      768,750 warrants to purchase 768,750 shares of the Company’s common stock at $0.10 per share as part of a convertible debt instrument with two investors. These warrants have an no expiry date.

During the year ended December 31, 2006, the Company issued:

           (i)      90,000 warrants to purchase 90,000 shares of the Company’s common stock at $0.13 per share as part of a consulting agreement. These warrants expire in three years from date of issuance by February 14, 2009.

ACTIONVIEW INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

In addition, the Company extended terms by one year on 1,512,500 warrants to June 30, 2007. All other warrant terms remain unchanged.

A summary of the Company’s warrants as at December 31, 2006 and 2005 and changes during the current year is presented below:

		Number of			Number of
		Shares			Shares
	Exercise	Issuable at		Exercised	Issuable at
	Price	December 31,	Issued	and	December 31,
Expiry Date		2005		Expired	2006

Oct 10, 2006	0.55	30,000		(30,000)	-
Oct 15, 2006	0.55	70,000		(70,000)	-
Oct 28, 2006	0.55	120,000	-	(120,000)	-
Nov 4, 2006	0.55	50,000	-	(50,000)	-
Nov 26, 2006	0.55	108,000	-	(108,000)	-
Dec 8, 2006	0.55	540,000	-	(540,000)	-
Dec 31, 2006	0.55	40,000	-	(40,000)	-
July 25, 2006	0.30	102,000	-	(102,000)	-
Sept 2, 2006	0.45	250,000	-	(250,000)	-
Jan 15, 2007	0.55	150,000	-	-	150,000
Jan 22, 2007	0.55	50,000	-	-	50,000
Feb 20, 2007	0.55	50,000		-	50,000
Mar 10, 2007	0.45	175,000	-	-	175,000
Jun 30, 2007	0.17	1,412,500	-	-	1,412,500
Jun 30, 2007	0.17	100,000	-	-	100,000
Feb 14, 2009	0.13	-	90,000		90,000
Indefinite	0.10	768,750	-	-	768,750

Totals		4,016,250	90,000	(1,310,000	2,796,250

The weighted average exercise price and remaining life of the stock purchase warrants is $0.20 and 302 days, respectively.

Dilutive Securities

At December 31, 2006, the Company had 11,637,675 potentially dilutive securities outstanding (December 31, 2005 – 12,438,925) in the form of exchangeable shares (8,072,675), stock purchase warrants (2,796,250), and convertible loans (768,750).

ACTIONVIEW INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

Subsequent to December 31, 2006, the Company received notice of default from CLX requesting conversion of the loan into 8,907,100 common shares of the Company stock (See Note 13). If converted, convertible promissory notes and loans could result in the Company issuing approximately an additional 18,200,000 shares (See Notes 6 and 7).

10)      INCOME TAXES

At December 31, 2006, the Company had accumulated non-capital loss carry-forwards of approximately $5,212,000, which are available to reduce taxable income in future taxation years. These losses begin to expire in 2018 after a carry forward period of 25 years. The Company is required to compute the deferred tax asset from non-capital loss carry-forwards. However, due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset. The components of the deferred tax asset at December 31, 2006 and December 31, 2005, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are shown below:

	December 31, 2006	December 31, 2005
	$	$
Non-capital loss carry forward	5,212,000	4,340,000
Statutory tax rate	35%	35%
Effective tax rate	–	–
Deferred tax asset	1,824,000	1,519,000
Less: valuation allowance	(1,824,000)	(1,519,000)
Net deferred tax asset	–	–

11)      IMPAIRMENT

Due to the delays in generating revenue from the sale or rental of scrolling billboard signs and the lack of profitability to date, the Company has determined there is significant uncertainty as to the realization of the carrying value of substantially all of its remaining assets. Accordingly, these assets have either been written off or written down to estimated recoverable amounts. The following specific events occurred in the second half of 2006 leading to this decision:

(i)

the August 2006 termination of AVFE’s contract with Chuangrun Media Ltd regarding the installation of 150 motion billboard signs following the revelation that the contracts it proclaimed to have with the Guangzhou Airport Authority in southern China were both non-existent.

ACTIONVIEW INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

(ii)	the inability to finalize the order for motion billboard signs to Australia;

(iii)	the inability to maintain the contract for rental signs at the retail shopping malls in Hong Kong; and

(iv)	the on-going difficulty for the Company to raise working capital to carry on its business.

Accordingly, the Company has recorded an operating asset impairment provision of $379,134 for the year ended December 31, 2006 comprised of the following:

Provision for uncollectible accounts receivable	$13,093
Write down of inventory to net realizable value	88,844
Write down of rental signs to estimated recoverable amounts	231,816
Unamortized balance of deferred finance charges written off	42,091
Unamortized balance of accretion expense written off	3,290
Total operating asset impairment	$379,134

Subsequent to the year end, the Company committed to an active plan to sell certain of its rental signs and inventory (See Note 13).

During the year ended December 31, 2005 and in accordance with the provisions of the Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, the Company wrote down its Intellectual Property Rights and Goodwill to nominal value of $1 resulting in an asset impairment of $2,138,787.

(12)      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

The shares of common stock issued by the Company for non-cash consideration during the years ended December 31, 2005 and 2006 is presented below:

During the year ended December 31, 2005, the Company issued 7,197,767 shares of common stock in settlement of various consulting services, accounts payable and debt financing obligations valued at $763,525 as follows:

ACTIONVIEW INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 200505

           (i)       the Company issued 1,275,177 shares of registered common stock in return for consulting services valued at $124,760 regarding the preparation of legal contracts, continuous disclosure documents, business planning and sales & marketing at market prices ranging from $0.07 to $0.10 per share.

          (ii)      the Company issued 437,500 shares of restricted common stock in return for business consulting services valued at $43,500.

          (iii)     the Company issued 1,468,000 shares of registered common stock for the settlement of accounts payable of $146,800.

          (iv)      the Company issued 2,500,000 shares of restricted common stock for the settlement of $200,000 of amounts owing to Company officers who are also directors.

          (v)       the Company issued 231,390 shares of restricted common stock as an equity inducement valued at $23,129 for $335,700 of promissory notes payable pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933.

          (vi)      the Company issued 1,285,700 shares of Rule 144 restricted common stock as an equity inducement valued at $141,427 for a $225,000 convertible term loan. (See Note 7(iii))

During the year ended December 31, 2006, the Company issued 2,948,137 shares of common stock in settlement of various consulting services and debt financing obligations valued at $200,086 as follows:

          (i)       the company issued 2,329,449 shares of registered common stock for various consulting services valued at $161,802 regarding the preparation of legal contracts, continuous disclosure documents, business planning and sales & marketing services at prices ranging from $0.04 to $0.10 per share.

          (ii)      the company issued 520,238 shares of restricted common stock for conversion of half of one promissory note payable valued at $21,850.

          (iii)     the company issued 98,450 shares of restricted common stock valued at $6,934 as equity inducement for two promissory notes amounting to $32,000 and for all promissory note holders agreeing to change their interest payments from quarterly in advance to quarterly in arrears.

(13)      SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 2006, the following significant events occurred: i) the Company received written notice of default from CLX, as prescribed under their Financing Agreement, requesting conversion of the $225,000 principal owing plus $21,727 accrued interest into restricted common stock of the Company, equivalent to 8,907,100 shares.

ACTIONVIEW INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

          ii)      the Company committed to a plan to dispose of substantially all of its operations and operational assets. The assets comprise inventory of signs and related spare parts and rental signs earning advertising revenue.

          iii)     the Company received notice of claim for $9,208 from its former landlord, regarding removal of certain fixtures installed by the Company. The Company disputes the claim, considers it to be without merit and plans to defend itself against this claim.

          iv)      the Company did not repay $180,000 of convertible promissory notes in January 2007 and consequently are in default of the repayment terms of these notes (See Note 6).