Form 10QSB
period 2007-03-31
ACTIONVIEW INTERNATIONAL INC
filed 2007-05-21
CIK 789667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2007

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

(604) 878-0200
(Registrant's telephone number)

Former address: 221 East 10th Avenue, Suite 103, Vancouver, BC, Canada V5T 4V1
(Former name, former address and former fiscal year, if changed since last report)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

     42,788,094 common shares issued and outstanding as of May 18, 2007, including 8,072,675 issued but not outstanding exchangeable common shares held in trust pertaining to the acquisition of ActionView Advertising Systems, Inc. completed in September 2003.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

ACTIONVIEW INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

		March 31		December 31,
		2007		2006
		(Unaudited)

ASSETS	$		$

CURRENT ASSETS
Accounts receivable		18,605		10,870
Inventory		34,606		34,325
Prepaid expenses		14,439		10,331

		67,650		55,526

EQUIPMENT		1		1
INTELLECTUAL PROPERTY RIGHTS AND GOODWILL		1		1

		67,652		55,528

LIABILITIES	$		$

CURRENT LIABILITIES
Bank indebtedness		32,414		42,715
Accounts payable and accrued liabilities		367,671		334,652
Deferred revenue		9,055		7,641
Convertible and other debt (Note 2)		688,345		694,377
Due to related parties (Note 3)		526,495		391,901

		1,623,980		1,471,286

CONTINGENCIES (Notes 1, 2, 3 and 4)

STOCKHOLDERS' DEFICIENCY

COMMON STOCK
$0.001 par value; 75,000,000 shares authorized
34,715,419 issued and outstanding		34,715		34,715
EXCHANGEABLE SHARES		2,421,803		2,421,803
ADDITIONAL PAID IN CAPITAL		4,725,601		4,725,601
OBLIGATION TO ISSUE SHARES		52,000		52,000
COMMON STOCK PURCHASE WARRANTS		130,800		130,800
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE		(8,921,247)		(8,780,677)

		(1,556,328)		(1,415,758)

		67,652		55,528

The accompanying notes are an integral part of these consolidated financial statements.

ACTIONVIEW INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

			Cumulative
			From Inception
	For Three Months Ended March 31,		(January 26, 1986 ) to
	2007	2006	March 31, 2007
	$	$	$
REVENUES
Advertising revenue	17,534	13,743	198,796
Royalties and other	2,645	6,563	107,949
Sign sales	-	-	55,027
	20,179	20,306	361,772

COST OF GOODS SOLD	3,015	4,218	167,606

GROSS PROFIT	17,164	16,088	194,166

OPERATING EXPENSES
Consulting fees	-	20,000	721,950
Depreciation and amortization	-	15,500	698,101
Finance and interest expense	40,886	61,923	874,261
Investor relations	917	2,786	541,534
(Gain) loss on foreign exchange	3,803	2,050	17,547
Marketing and business promotion	24,181	22,476	318,269
Office and general administration	7,886	27,207	1,578,717
Professional fees	4,901	33,106	373,252
Product development	-	25,643	411,498
Salaries and management fees	75,160	67,729	1,062,363
	157,734	278,420	6,597,492

NET LOSS BEFORE THE FOLLOWING	(140,570)	(262,332)	(6,403,326)

Asset impairment	-	-	(2,517,921)

NET LOSS	(140,570)	(262,332)	(8,921,247)

DEFICIT, BEGINNING	(8,780,677)	(7,303,976)	-

DEFICIT, ENDING	(8,921,247)	(7,566,308)	(8,921,247)

BASIC AND DILUTED NET LOSS PER SHARE	(0.00)	(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC AND DILUTED	34,715,419	31,998,510

The accompanying notes are an integral part of these consolidated financial statements

ACTIONVIEW INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative
			From Inception
	For Three Months Ended March 31,		(January 26, 1986) to
	2007	2006	March 31, 2007
	$	$	$
CASH FLOW PROVIDED BY (USED IN )

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(140,570)	(262,332)	(8,921,247)
Non-cash items:
Depreciation and amortization	-	15,500	699,284
Stock based operating expenses	-	35,000	1,003,031
Finance expenses	-	43,194	582,431
Asset impairment	-	-	2,517,921
Warrants issued for services	-	-	98,713
Changes in non-cash working capital
Accounts receivable	(7,735)	14,516	52,735
Inventory	(281)	167	(94,806)
Prepaid expenses	(4,108)	-	23,935
Deferred finance charges	-	22,894	11,009
Accounts payable and accrued liabilities	33,019	24,108	972,137
Deferred revenue	1,414	2,981	6,243

NET CASH USED IN OPERATING ACTIVITIES	(118,261)	(103,972)	(3,048,614)

INVESTING ACTIVITIES
Acquisition of rental signs and other property	-	-	(375,922)
Net cash from acquisition of ActionView	-	-	(53,439)
Cash acquired on reorganization	-	-	23,540

NET CASH USED IN INVESTING ACTIVITIES	-	-	(405,821)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	134,594	5,389	718,956
Increase (decrease) in convertible and other debt	(6,032)	(4,157)	1,131,399
Issuance of common stock for cash	-	20,178	1,489,178
Additional contributed capital		-	82,488

NET CASH PROVIDED BY FINANCING ACTIVITIES	128,562	21,410	3,422,021

INCREASE (DECREASE) IN CASH	10,301	(82,562)	(32,414)

CASH (DEFICIENCY), BEGINNING	(42,715)	96,434	-

CASH (DEFICIENCY), ENDING	(32,414)	13,872	(32,414)

	$	$	$
Supplemental cash flow information

Cash paid for Interest	2,024	18,729	542,193

Cash paid for Income taxes	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

ACTIONVIEW INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

(1) BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006, included in the Company’s form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Going concern

These unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2007, the Company had a working capital deficiency of $1,556,330 and has incurred losses since inception of $8,921,247. Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. The continuing operations of the Company and the recoverability of the carrying value of the assets is dependent upon the ability of the Company to obtain necessary financing to fund its working capital requirements, and upon future profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. There can be no assurance that capital will be available as necessary to meet the Company’s working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Management intends to finance operating costs over the next twelve months with existing cash on hand, commercial loans and/or private placement of capital stock.

ACTIONVIEW INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

(2) CONVERTIBLE AND OTHER DEBT

As of March 31, 2007, the Company had convertible and other debt obligations, excluding related accrued interest, totaling $688,345 as follows:

(i) Convertible promissory notes of $383,850, bearing interest at 15% per annum repayable in cash or shares of the Company at the option of the note holder one year from the date of issuance. As of March 31, 2007 four of the nine notes matured in the amount of $200,000 and are presently in default but no official notices have been received by the Company. The other five loans were renewed in 2006 for maturity in the period May 31 to September 27, 2007.

(ii) Business Development Corporation (“BDC”) loan of $10,382, bearing interest at BDC prime plus 4% per annum with monthly principal repayments of $686 (Cdn $800) plus interest commencing October 2002 and maturing March 2008.

(iii) BDC loan of $7,613 bearing interest at BDC prime plus 2% per annum with monthly principal repayments of $686 (Cdn $800) plus interest commencing June 2002 and maturing November 2008.

(iv) Convertible non-interest bearing loans of $61,500 with unspecified repayment terms.

(v) CLX Investment Company convertible loan of $225,000, bearing interest at 8% per annum. On February 19, 2007, the Company received written notice of default from CLX, as prescribed under the Financing Agreement, requesting conversion of the $225,000 principal owing plus $21,727 accrued interest into restricted common stock of the Company, equivalent to 8,907,000 shares. Settlement of this amount has been agreed and will be settled during the quarter ending June 30, 2007.

(3) DUE TO RELATED PARTIES

At March 31, 2007, the Company owed a total of $526,495 to the two Company directors and their private companies. Of this amount, $119,000 was advanced in cash on a demand loan basis. In this regard, subsequent to March 31, 2007 the Company agreed as follows: (i) to repay the cash loans on a first priority basis; (ii) to accrue interest at 40% per annum on the cash loans from October 1, 2006; and (iii) in the event of default, to allow conversion into common stock of the Company at 80% of the volume weighted average price during the ten days prior to formal notice.

(4) CONTINGENCY

In January 2007, the Company received notice of claim for $9,200 from its former landlord, regarding removal of certain fixtures installed by the Company during relocation to other premises. The Company disputes the claim, considers it to be without merit and plans to defend itself against this claim.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us” and “our” refer to Upstream Biosciences Inc. and our wholly-owned subsidiary. The term “Upstream Nevada” specifically refers to our company and the term “Upstream Canada” specifically refers to our wholly-owned subsidiary, Upstream Biosciences Inc., a Canadian corporation. Unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

The following discussion should be read in conjunction with the Company’s interim consolidated financial statements and the notes related thereto included in item 1 above which have been prepared in accordance with the accounting principles generally accepted in the United States of America. The discussion of results, causes and trends should not be construed to imply any conclusion that such results, causes or trend will necessarily continue in the future.

a) Corporate History and Business Development

ActionView International Inc., formerly known as Acquisition Media Inc., was incorporated on January 26, 1986, as Vantage, Inc., under the laws of the State of Nevada. It currently trades on the OTC Bulletin Board under the symbol "AVWI" and is referred to in this Form 10-QSB as the "Company", the "Registrant" or the "Issuer". Following a number of name changes since incorporation, the Company changed its name again to ActionView International, Inc. on August 20, 2003. This was done to better reflect its new business operations during the process of acquiring 100% of ActionView Advertising Systems, Inc. and related Intellectual Property Rights through its 100% owned subsidiary company, 6126421 Canada Ltd. This acquisition closed in September 2003.

The Company custom-designs, markets and manufactures illuminated programmable motion billboard signs for use in airports, mass transit stations, shopping malls and other high traffic advertising locations designed to reach people on the go with targeted messaging. Following a 6 year research and development process under the guidance of its founder, Rick Mari, the ActionView signs are versatile, attractive and technologically advanced, utilizing sophisticated digitally controlled electronic components, high quality mechanics and proprietary source code. In addition to enhanced operating performance, the ActionView signs offer the following advantages over its stationary counterparts: (i) the display of multiple advertisements in a single location, typically where space is at a premium; and (ii) the necessary movement to attract the attention of passersby. Studies have shown that motion billboard advertising increases the likelihood of attracting attention by 3 to 4 times over static billboards.

The Company’s business model has three main revenue sources: (i) recurring advertising revenues from Company-owned signs placed in high traffic locations under long term contracts being shared with Ad Agencies, location owners and local business partners; (ii) revenues from start-up franchise fees, from ongoing royalty fees on advertising revenues generated on the signs sold to the franchisees, and from fees on signs when sold by the franchisees to 3rd parties; and (iii) sale of signs to franchise operators or large volume customers. This has been the Company’s primary business since inception.

Sales of the ActionView product began with a franchising program that exposed the signs to shopping mall markets in Canada and the United States. Site testing was conducted in the malls and business concourses of Vancouver, Canada with the support of local and national advertisers. Since 2003, rental signs have been generating ad revenues in up to five separate shopping malls in Vancouver. The Company also sells its signs to franchises and receives royalty income from the advertising revenues generated by those signs. Over the past three years, the Company has tried very hard to expand its business model using the ActionView signs in revenue sharing programs in international markets through strategic alliances in Hong Kong/China, Australia, the Middle East and the United States. In anticipation of success from this strategy, manufacturing was moved from Canada to China’s Guangdong Province in 2003 to benefit from the mass manufacturing capabilities and economies of scale in China. However, this strategy has seen limited success to date.

b) Critical Accounting Policies and Recent Accounting Pronouncements

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

Signs manufactured for rental to ad agencies and/or sign location landlords, located primarily in foreign markets, are recorded as fixed assets at laid down cost and amortized on a straight line basis over the 5 year estimated useful life.

Asset impairment

Following a long period of poor financial performance and continued losses on its advertising revenues from Company-owned signs and the sale of signs to franchise operators, the carrying value of substantially all of the Company’s assets have either been written off or written down to estimated recoverable amounts. As of March 31, 2007 and December 31, 2006, the total asset impairment amounted to $2,517,921 comprised of an operating asset impairment of $379,134 and an intangible asset impairment (Intellectual Property Rights and Goodwill) of $2,138,787. The latter was impaired as of December 31, 2005.

Recent accounting pronouncements

This information is included in the audited financial statements for year ended December 31, 2006 (Note 2) contained in the Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2007.

c) Results of Operations for the three months ended March 31, 2007

The unaudited financial statements for the three months ended March 31, 2007 (“2007 period”) are compared below to the unaudited financial statements for the three months ended Marcch 31, 2006 (“2006 period”) and to some extent to the audited financial statements for the year ended December 31, 2006 (“2006 year”).

Revenues

The Company revenues of $20,179 for the 2007 period compared to $20,306 for the 2006 period were flat between the two periods. The increase in advertising revenue from Company-owned signs placed in Vancouver shopping malls was due to the benefit of a new sales rep in the market who was not there in the 2006 period. This was offset by having no repeat poster production revenue in the 2007 period.

Gross Profit

The Company generated gross profit of $17,164 for the 2007 period compared to $16,088 in the 2006 period resulting from no poster production revenues which generate lower gross profit.

Operating Expenses

The Company reported operating expenses of $157,734 in the 2007 period compared to $278,420 in the 2006 period. The $120,686 net decrease was due to the following:

decrease in consulting fees to $nil from $20,000 due to elimination of certain public company related consulting services.
decrease in depreciation and amortization to $nil from $15,500 due to elimination of depreciation resulting from the operating asset impairment at December 31, 2006.
decrease in finance and interest expense to $40,886 from $61,923 due to reduction in amortization of bonus shares and embedded beneficial conversion rights resulting from the write off of all remaining deferred finance charges as part of the operating asset impairment at December 31, 2006. The on- going interest expense relates to accrued but unpaid interest on the promissory notes and cash loans from related parties.
decrease in investor relations to $917 from $2,786 due to absence of news releases with no significant public announcements having been made.
increase in foreign exchange loss to $3,803 from $2,050.
increase in marketing and business promotion to $24,181 from $22,476 due to the continuing market development efforts in the USA. This amount will be paid in company shares and most is recoverable against future sales commissions.
decrease in office and administration to $7,886 from $27,207 due to emphasis on overhead reductions to minimum operating levels.
decrease in professional fees to $4,901 from $33,106 mainly due to delay in receiving year end billings for public company financial reporting .
decrease in product development expenses to $nil from $25,643 due to insufficient working capital for these purposes.
increase in salaries and management fees to $75,160 from $67,729 due to increase in management fee accrual as incentive for the cash loans from related parties, net of staff reductions.

Net Loss

The net loss from operations decreased to $140,570 in the 2007 period from $262,332 in the 2006 period. The net decrease of $121,762 was due to the combination of factors detailed above and summarized below:

increased gross profit of $1,076 coupled with decreases in seven operating expense accounts as follows:

O

consulting fees ($20,000), depreciation and amortization ($15,500), finance and interest ($21,037), investor relations ($1,869), office and general administration ($19,321), professional fees ($28,205) and product development ($25,643)

partially offset by increases in three operating expense accounts as follows:

O	loss on foreign exchange ($1,753), marketing & business promotion ($1,705), and salaries and management fees ($7,431).

Liquidity and Capital Resources

At March 31, 2007, the Company had a working capital deficiency of $1,556,330 compared to a working capital deficiency of $1,415,760 at December 31, 2006.

The $10,301 decrease in bank indebtedness during the 2007 period ($82,562 decrease in cash during the 2006 period) arose from the following cash flow activities:

  Net cash used in operating activities was $118,261 in the 2007 period ($103,972 in the 2006 period) arising primarily from the net loss, which was partially offset by the increase in accounts payable and accrued liabilities.

  Net cash flow from financing activities was $128,562 in the 2007 period ($21,410 in the 2006 period) arising from related party advances in the form of cash loans and unpaid management fees, partially offset by long term debt repayments.

As at March 31, 2007, the Company had third party debt obligations totaling $720,759, including bank indebtedness but excluding all related accrued interest, as follows:

(i) HSBC Bank of Canada (“HSBC”) line of credit of $32,414, bearing interest at HSBC prime plus 1.55% per annum repayable on demand.

(ii) Convertible promissory notes of $383,850, bearing interest at 15% per annum repayable in cash or shares at the option of the note holder one year from the date of issuance. As of March 31, 2007 and up to April 30, 2007, four of the nine notes matured in the amount of $200,000 and are presently in default but no official notices have yet been received by the Company. The other five loans were renewed in 2006 for maturity in the period May 31 to September 27, 2007.

(iii) Business Development Corporation (“BDC”) loan of $10,382, bearing interest at BDC prime plus 4% per annum with monthly principal repayments of $686 (Cdn $800) plus interest commencing October 2002 and maturing March 2008.

(iv) BDC loan of $7,613 bearing interest at BDC prime plus 2% per annum with monthly principal repayments of $686 (Cdn $800) plus interest commencing June 2002 and maturing November 2008.

(v) Convertible non-interest bearing loans of $61,500 with unspecified repayment terms. The conversion price of $0.08 to $0.10 per share is presently ‘out of the money’ so it’s highly unlikely these loans will be converted into common shares of the Company.

(vi) CLX Investment Company convertible loan of $225,000, bearing interest at 8% per annum. On February 19, 2007, the Company received written notice of default from CLX, as prescribed under the Financing Agreement, requesting conversion of the $225,000 principal owing plus $21,727 accrued interest (December 31, 2006 - $19,052) into restricted common stock of the Company, equivalent to 8,907,000 shares. Settlement of this amount has been agreed and will be settled during Q2,2007

The Company's continuation as a going concern is uncertain and dependant upon successfully bringing its products and services to market; achieving profitable business operations in the future; and obtaining additional sources of financing to sustain its business operations, the outcome of which cannot be predicted at this time. In the short term, the Company continues to be dependent on related party cash loans to sustain its operations while negotiations continue regarding a special sale and leaseback financing arrangement for future manufacturing, placement of Company-owned signs and much needed working capital. In the event the Company is unable to secure these funds, it may be necessary to delay, curtail or cancel further development of its products and services.

e) Plan of Operation for Next Twelve Months

China - As previously reported, the Company has severed its relationship and all association with China Media1 (OTC: CMDA.OB) and Chuangrun Media Ltd after a lengthy investigation in harmony with the Canadian Government Consular staff in Guangzhou China into the business practices of both companies which revealed they were raising funds and inducing business associates with forged contracts. Chuangrun owner and CEO, Hangxion Cai AKA Adrian Choi, who is also Chairman and largest shareholder of China Media1, had knowingly used fraudulent contract documents with forged signatures to advance his business interests with ActionView. On May 2, 2007, it was announced that both Ernest Cheung (former President of CMDA) and Danny Hon (former Chief Financial Officer of CMDA) have resigned from all of their responsibilities at CMDA.

Fortunately, ActionView had not released any of the Company’s assets relating to the projects Chuangrun and China Media1 were involved in.. The Company has retained control of all 50 of the advanced bus stop signs originally produced for the Guangzhou Airport contract and is currently in active discussions with a credible party in Shanghai to resume business development plans in China. Once additional funding is available this opportunity will be aggressively pursued. In the meantime, these signs are securely stored at the factory warehouse in Guangdong Province, ready for shipment within China or to the USA, if and when required. During the December 31, 2006 year end, the primary reason that the Company willingly wrote off all its non-domestic signs was to save the inevitable delays and the high costs of remote auditing.

Australia and New Zealand - Open Media had originally negotiated a contract with IGA Distribution Pty Ltd for the placement of approximately 200 scrolling signs in the IGA supermarket chain across Australia in 2005 and 2006. In 2006, the minimum number of signs was increased to 400 with a further 210 signs to fill in the balance of the IGA controlled stores allotted for signage. Approximately $1.4 million will be required from new fund raising or operating cash flows in order to meet the balance of this commitment.

Advertising contracts for the signs are presently being secured through Open Media and its strategic / operational partner, Claude Neon, which is part of a large global outdoor media company. Under the Open Media contract, the ActionView Group is entitled to approximately 20% of the gross advertising revenues generated from the signs once they are installed and advertising posters are in place. The Company may also go the route of early contract buy-out if it deems this to be the best direction to take. The Company was expecting the Australian project to start by the end of 2006 but continuing delays have raised doubts about the actual timing going forward. The managing director of ActionView Australia is planning a June 2007 visit to Vancouver to discuss deal status and other potential business opportunities for ActionView in Australia.

Saudi Arabia - The Company has finally received word that the Saudi Arabian franchise document has been signed. The controller for ActionView Emirates was instrumental in completing the franchise sale on behalf of ActionView and AV Emirates, since the staff at AV Emirates live in Dubai and they speak the language and understand the culture. The franchise package has been sold for 750,000 AED (United Arab Emirates Dirhams ) or approximately $195,000, of which the Company is expected to receive 50%.

Vancouver, British Columbia - The Company continues to generate modest revenues from 10 rental signs located in 5 Vancouver shopping malls and is presently in negotiations regarding the possible sale of this operation as a franchise to an existing franchisee who has operations in the Okanogan District of British Columbia. The franchisee approached the Company as an expansion opportunity for them in conjunction with other advertising offerings they have in the lower mainland.

Yellowknife, Northwest Territories, Canada (franchise): The Company continues to receive royalty revenue from the local advertisements placed on 8 ActionView signs sold to this franchise operation in 2004 and 2005. This revenue is expected to continue into the foreseeable future due to a strong economy in the region.

Las Vegas, USA (franchise): ActionView Nevada Ltd was set up as a franchise in late 2005 to help develop the lucrative Las Vegas market including: the McCarron International Airport, and bus stop shelters along the Las Vegas strip and casinos. Other US business opportunities are also being pursued, mainly in market sectors less developed by the major competitors such as convention centers, supermarket chains and auto dealerships. The Company can see meaningful results from these pursuits during 2007, provided sufficient funding is available.

Product Development

The Company's design and production staff was successful in developing new products and support technologies over the last two years which helped to create the new advanced signage. The most significant of these has been completion of the ActionView double sided 12 poster scrolling sign combined with an LED display attached on top, originally destined for the Guangzhou Airport. The LED feature is used to convey messages to the general public in an airport or other such high traffic venue while the scrolling advertising posters are generating revenue.

The Company is committed to continuing its product development efforts in order to meet on-going customer demands for new and improved products, subject only to additional funding becoming available.

Expected revenue and capital requirements

The Company’s primary goals over the next three to six months are as follows: (i) to complete the sale of both Saudi Arabia and Vancouver franchises; (ii) to place or sell the sign inventory originally produced for the Guangzhou Airport; and (iii) to begin the Australian project. Should these potential contracts come to fruition, the Company’s 2007 revenues will be significantly higher. However, aggressive pursuit of the 2nd and 3rd goals is heavily dependent on the Company’s ability to secure additional financing.

This business plan requires the Company to raise approximately $2.0 million in financing over the next three to six months from either traditional equity sources or more creative sources like the sale and leaseback arrangements which have been under negotiation for a long time now. The approximate use of funds will be as follows:

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

Additions to Management Team

The Company plans to expand its management team with two key appointments, Director of Sales & Marketing for North America and Chief Financial Officer, when and if new funding becomes available and significant revenues begin to flow. These positions are now contracted-out on a variable cost basis.

f) Contractual Obligations and Off-Balance Sheet Arrangements

As at March 31, 2007, the Company had third party debt obligations totaling $720,759, excluding related accrued interest. This amount has been specifically identified in Item 2(d) above.

As of the date of this Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial position, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transactions, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support of such assets.

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

3. ActionView will derive most of its revenues from sales outside North America and numerous factors related to international business activities subject the Company to risks that could reduce the demand for its products and negatively affect its operating results. External risks include currency risks, foreign governmental regulation, foreign governmental and economic instability, lack of accessibility to clients and customers in foreign countries, and the inability to collect receivables from foreign clients and customers may all adversely affect the Company. Any combination of these factors would compound the risks to the Company and could result in significant harm to the Company’s operations abroad and thus its results of operations.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being March 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive Officer and our Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company’s internal controls or in other factors, which could affect internal control subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS

In January 2007, the Company’s subsidiary, ActionView Advertising Systems Inc., received notice of claim for $9,200 from its former landlord, regarding removal of certain fixtures installed by the Company during relocation to other premises. The Company disputes the claim, considers it to be without merit and plans to defend itself against this claim. Otherwise, management is not aware of any legal proceedings (either presently engaged in or contemplated) by any government authority or other party involving the Company or its properties.

No director, officer, or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales of equity securities by the Company for the three months ending March 31, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

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

ACTIONVIEW INTERNATIONAL, INC.

Dated: May 18, 2007	By: /s/ Christopher Stringer

Christopher Stringer
President, Chief Financial Officer and Director

Dated: May 18, 2007	By: /s/ Rick Mari

RickMari
Chief Executive Officer, Secretary and Director