Form 10QSB
period 2007-06-30
ACTIONVIEW INTERNATIONAL INC
filed 2007-08-20
CIK 789667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

53,924,853 common shares issued and outstanding as of August 9, 2007, excluding 8,072,675 issued but not outstanding exchangeable common shares held in trust pertaining to the acquisition of ActionView Advertising Systems, Inc. completed in September 2003.

Transitional Small Business Disclosure Format (check one) Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

ACTIONVIEW INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS	$	$
CURRENT ASSETS
Accounts receivable - net	17,019	10,870
Inventory	30,590	34,325
Prepaid expenses	16,117	10,331

	63,726	55,526

EQUIPMENT	1	1
INTELLECTUAL PROPERTY RIGHTS AND GOODWILL	1	1

	63,728	55,528
LIABILITIES
CURRENT LIABILITIES
Bank indebtedness	44,801	42,715
Accounts payable and accrued liabilities	381,218	334,652
Deferred revenue	9,881	7,641
Convertible and other debt (Note 2)	460,454	694,377
Due to related parties (Note 3)	613,133	391,901

	1,509,487	1,471,286
CONTINGENCIES (Notes 1, 2, 3, 4 and 5)
SUBSEQUENT EVENTS (Note 6)
COMMON STOCK (Note 4)
$0.001 par value; 75,000,000 shares authorized
53,924,853 issued and outstanding	53,925	34,715
EXCHANGEABLE SHARES	2,421,803	2,421,803
ADDITIONAL PAID IN CAPITAL	5,037,984	4,725,601
OBLIGATION TO ISSUE SHARES	52,000	52,000
COMMON STOCK PURCHASE WARRANTS	130,800	130,800
ACCUMULATED OTHER COMPREHENSIVE LOSS	(69,017)	-
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE	(9,073,254)	(8,780,677)

	(1,445,759)	(1,415,758)

	63,728	55,528
The accompanying notes are an integral part of these consolidated financial statements.

ACTIONVIEW INTERNATIONAL, INC
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
					Cumulative
					From Inception
	For Three Months Ended June 30,		For Six Months Ended June 30,		(January 26, 1986)
	2007	2006	2007	2006	to June 30, 2007
	$	$	$	$	$
REVENUES
Advertising revenue	4,849	16,310	22,383	30,053	203,645
Royalties and other	2,251	4,147	4,896	10,710	110,200
Sign sales	352	-	352	-	55,379
	7,452	20,457	27,631	40,763	369,224
COST OF GOODS SOLD	3,482	4,812	6,497	9,030	171,088

GROSS PROFIT	3,970	15,645	21,134	31,733	198,136

OPERATING EXPENSES
Consulting fees	-	10,000	-	30,000	721,950
Depreciation and amortization	-	15,499	-	30,999	698,101
Finance and interest expense	52,756	64,779	93,642	126,702	927,017
Investor relations	2,910	3,643	3,827	6,429	544,444
(Gain) loss on foreign exchange	(6,107)	7,446	(2,304)	9,496	11,440
Marketing and business promotion	2,705	48,433	26,886	70,909	320,974
Office and general administration	17,292	26,750	25,178	53,957	1,596,009
Professional fees	12,639	9,431	17,540	42,537	385,891
Product development	-	35,473	-	61,116	411,498
Salaries and management fees	77,961	53,043	153,121	120,772	1,140,324

	160,156	274,497	317,890	552,917	6,757,648

NET LOSS BEFORE THE FOLLOWING	(156,186)	(258,852)	(296,756)	(521,184)	(6,559,512)

Asset impairment	4,179	-	4,179	-	(2,513,742)

NET LOSS	(152,007)	(258,852)	(292,577)	(521,184)	(9,073,254)

DEFICIT, BEGINNING	(8,921,247)	(7,566,308)	(8,780,677)	(7,303,976)	-

DEFICIT, ENDING	(9,073,254)	(7,825,160)	(9,073,254)	(7,825,160)	(9,073,254)

BASIC AND DILUTED NET LOSS PER SHARE	(0.00)	(0.01)	(0.01)	(0.02)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC AND DILUTED	39,184,186	32,616,897	36,930,888	32,310,688
The accompanying notes are an integral part of these consolidated financial statements

ACTIONVIEW INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative
			From Inception
	For Six Months Ended June 30,		(January 26, 1986) to
	2007	2006	June 30, 2007
	$	$	$
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	(292,577)	(521,184)	(9,073,254)
Non-cash items:
Depreciation and amortization	-	30,999	699,284
Stock based operating expenses	-	103,880	1,003,031
Finance expenses	-	87,413	582,431
Asset impairment	(4,179)	-	2,513,742
Warrants issued for services	-	-	98,713
Changes in non-cash working capital
Accounts receivable	(6,149)	16,362	54,321
Inventory	7,914	(4,998)	(86,611)
Prepaid expenses	(5,786)	28,122	22,257
Deferred finance charges	-	6,804	11,009
Accounts payable and accrued liabilities	73,159	8,081	1,012,277
Deferred revenue	2,240	(1,338)	7,069

Net cash used in operating activities	(225,378)	(245,859)	(3,155,731)

CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of rental signs and other property	-	-	(375,922)
Net cash from acquisition of ActionView	-	-	(53,439)
Cash acquired on reorganization	-	-	23,540

Net cash used in investing activities	-	-	(405,821)

CASH FLOW FROM FINANCING ACTIVITIES
Advances from related parties	301,232	26,889	885,594
Proceeds from convertible promissory notes payable	-	70,000
Increase (decrease) in convertible and other debt	(8,923)	(7,164)	1,128,508
Issuance of common stock for cash	-	20,178	1,489,178
Additional contributed capital	-	-	82,488

Net cash provided by financing activities	292,309	109,903	3,585,768

EFFECT OF EXCHANGE RATE CHANGES	(69,017)	-	(69,017)

INCREASE (DECREASE) IN CASH	(2,086)	(135,956)	(44,801)

CASH (DEFICIENCY), BEGINNING	(42,715)	96,434	-

CASH (DEFICIENCY), ENDING	(44,801)	(39,522)	(44,801)

	$	$	$
Supplemental cash flow information

Cash paid for Interest	2,024	39,289	542,193

Cash paid for Income taxes	-	-	-
The accompanying notes are an integral part of these consolidated financial statements.

ACTIONVIEW INTERNATIONAL, INC

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

NOTE 1 -BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006, included in the Company’s form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Going concern

These unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2007, the Company had a working capital deficiency of $1,445,761 and has incurred losses since inception of $9,073,254. Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. The continuing operations of the Company and the recoverability of the carrying value of the assets is dependent upon the ability of the Company to obtain necessary financing to fund its working capital requirements, and upon future profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.  There can be no assurance that capital will be available as necessary to meet the Company’s working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company.  The issuances of additional equity securities by the Company may result in dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Management intends to finance operating costs over the next twelve months with loans from related parties, commercial loans and/or private placement of capital stock.

NOTE 2 - CONVERTIBLE AND OTHER DEBT

As of June 30, 2007, the Company had convertible and other third party debt obligations, excluding related accrued interest, totaling $460,454 as follows:

(i) Convertible promissory notes of $383,850, bearing interest at 15% per annum repayable in cash or shares of the Company at the option of the note holder one year from the date of issuance. As of June 30, 2007 six of the nine notes have matured in the amount of $300,000 and are presently in default but no official notices have been received by the Company. The other three loans were renewed in 2006 for maturity in the period July 31 to September 27, 2007.  The $300,000 notes in default could be converted at the holders’ option into 82,744,810 shares of the Company’s common stock as of June 30, 2007.  The balance of the debt not in default, $83,850, could be converted into an additional $19,150,819 shares of common stock.

(ii) Business Development Corporation (“BDC”) loan of $9,062, bearing interest at BDC prime plus 4% per annum with monthly principal repayments of $686 (Cdn $800) plus interest commencing October 2002 and maturing March 2008.

(iii) BDC loan of $6,042 bearing interest at BDC prime plus 2% per annum with monthly principal repayments of $686 (Cdn $800) plus interest commencing June 2002 and maturing November 2008.

(iv) Convertible non-interest bearing loans of $61,500 with unspecified repayment terms.   The conversion terms of the loans allow for the holder to convert all or a portion of the notes into common shares based on the average market price of the common shares during the 5 days prior to the holder’s election to convert. Had the shares been converted on June 30, 2007, the Company would have been obligated to issue a total of 6,150,000 shares of common stock.

(v) On May 28, 2007, the CLX Investment Company’s (“CLX”) convertible loan of $225,000 along with related accrued interest of $26,595 was converted into 9,082,852 shares of restricted common stock of the Company in response to the written notice of default received from CLX in the first quarter 2007. The conversion was done at the weighted average price per share during the ten (10) trading days immediately preceding the notice of default from CLX. As part of the settlement agreement, CLX and the Company entered into an Escrow Agreement on the same date giving the right to vote these shares by proxy to the Chairman of the Company’s Board of Directors in accordance with his wishes until further notice.   The value of the shares issued was recorded against the debt balance.  The transaction did not have an impact on the statement of operations since the two values were equal.

NOTE 3 - DUE TO RELATED PARTIES

At June 30, 2007, the Company owed a total of $613,133 to the two Company directors and their private companies. Of this amount, $166,000 was advanced in cash on a demand loan basis. The balance relates primarily to accrued but unpaid compensation.

In connection with the cash loans, the Company authorized the following effective June 15, 2006: (i) to repay the cash loans on a first priority basis; (ii) to accrue interest at 40% per annum on the cash loans from October 1, 2006; and (iii) in the event of default, to allow conversion of the cash loans into common stock of the Company at 80% of the volume weighted average price during the ten trading days immediately prior to formal notice.

NOTE 4 - COMMON STOCK

The changes in common stock for the six months ended June 30, 2007 are presented below:

(i) The Company issued 10,126,582 shares of restricted common stock for the settlement of $80,000 of amounts owing to the two Company officers who are also directors.

(ii) the Company issued 9,082,852 shares of restricted common stock for the settlement of amounts owing to CLX in the form of convertible debt and related accrued interest (see Note 2(v)).

Exchangeable shares

There has been no change in exchangeable shares during the six months ended June 30, 2007.

The 8,422,675 exchangeable shares were issued to a trustee of the two officers and directors of the Company as part of the acquisition of AASI and 612 Canada in September 2003.  The holders of these exchangeable shares may, at any time, require 612 Canada to repurchase the exchangeable shares for an amount equal to the then current market value of the Company’s common stock.  612 Canada may, at its option, satisfy the resulting obligation to repurchase the exchangeable shares in cash or it may elect to have the obligation satisfied by the issuance of shares of the common stock of the Company on the basis of one common share for one exchangeable share.  The holders of the exchangeable shares have been granted voting rights on a basis of on vote for every exchangeable share held.  During the year ended December 31, 2003, 350,000 exchangeable shares were exchanged for shares of the Company at $0.30 each, leaving 8,072,675 exchangeable shares issued and outstanding as at June 30, 2007.

There are no conditions under which he Company could be required to net-cash settle the exchangeable shares or convert them on other than a one-for-one basis into restricted shares.

Stock Options

The Company has no stock options outstanding at June 30, 2007.

Stock Purchase Warrants

A summary of the Company’s outstanding warrants as at June 30, 2007 and changes for the six months then ended is presented below:

Expiry Date	Exercise Price	Number of Shares Issuable at December 31, 2006	Issued	Expired	Number of Shares Issuable at June 30, 2007
Jan 15, 2007 Jan 22, 2007 Feb 20, 2007 Mar 10, 2007 Jun 30, 2007 Jun 30, 2007 Feb 14, 2009 Indefinite Totals	0.55 0.55 0.55 0.45 0.17 0.17 0.13 0.10	150,000 50,000 50,000 175,000 1,412,500 100,000 90,000 768,750 2,796,250		(150,000) (50,000) (50,000) (175,000) (1,412,500) (100,000) - - (1,937,500)	- - - - - - 90,000 768,750 858,750

The weighted average exercise price and remaining life of the stock purchase warrants is $0.10 and 462 days, respectively.

Dilutive Securities

At June 30, 2007, the Company had 9,700,175 potentially dilutive securities outstanding (December 31, 2006 – 11,637,675) in the form of exchangeable shares (8,072,675), stock purchase warrants (858,750), and convertible loans (768,750).

At June 30, 2007, the Company was in default on six of nine convertible promissory notes amounting to $416,616, including related accrued interest of $116,816. If converted this could result in the Company issuing an additional 50,000,000 shares at current market prices (see Note 2(i)).

NOTE 5 - CONTINGENCY

In January 2007, the Company received notice of claim for $9,200 from its former landlord, regarding removal of certain fixtures installed by the Company during relocation to other premises. The Company disputes the claim, considers it to be without merit and plans to defend itself against this claim.

NOTE 6 - SUBSEQUENT EVENTS

On June 15, 2007 the Company’s board of directors approved the increase in authorized capital stock from 75,000,000 to 1,000,000,000 and on June 29, 2007 the Company’s shareholders approved the action, The Company will file a Schedule 14C with the Securities Exchange Commission reporting the action and the certificate of amendment to the articles of incorporation with be filed with the Secretary of State of Nevada.

On July 16, 2007, the Company entered into an administrative services contract with Javelin Advisory Group, Inc., to furnish the Company with all of the record keeping and financial reporting services required of a public company.  Javelin Advisory Group will perform or oversee the performance of all administrative services which will eliminate most overhead costs and free up management’s time to concentrate on productive revenue generating activities.

On August 2, 2007, the Company entered into a Settlement Agreement with Sequoia International, Inc., which had purchased the note payable from John and Mary Setterstrom on July 24, 2007.  Under the terms of the original promissory note payable, the Company was required to pay the remaining principal of $12,000 plus accrued interest of $1,800 on July 31, 2007 to satisfy the obligation.  The Company defaulted on this payment and Sequoia filed an action against the Company in the 12th Judicial Circuit Court in Sarasota County, Florida.  The settlement agreement provided for the Company to issue a total of 6,000,000 shares of common stock for full satisfaction and release of the obligation.

ITEM 2.

MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and section 21E of the United States Securities Exchange Act of 1934.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As of June 30, 2007, the Company’s Board of Directors has determined that it is in the Company’s best interests to attempt to sell the manufacturing and direct advertising business located in Vancouver, Canada, while retaining the franchise  operations.  This change in strategy is designed to limit the necessary capital for further expansion and operations while capitalizing on the product’s uniqueness and market potential.  Historically and for the six-months ended June 30, 2007, the Vancouver ad revenues accounted for approximately 85% of total assets and revenues.

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

Asset impairment

Following a long period of poor financial performance and continued losses on its advertising revenues from Company-owned signs and the sale of signs to franchise operators, the carrying value of substantially all of the Company’s remaining assets was either written off or written down to estimated recoverable amounts as of December 31, 2006. This created an operating asset impairment of $379,134 which followed write down of Intellectual Property Rights and Goodwill to nominal value the as of December 31, 2005 resulting in an initial asset impairment of $2,138,787.

Recent accounting pronouncements

This information is included in the audited financial statements for year ended December 31, 2006 (Note 2) contained in the Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2007.

c)

Results of Operations for six months ended June 30, 2007

The unaudited financial statements for the six months ended June 30, 2007 (“2007 period”) are compared below to the unaudited financial statements for the six months ended June 30, 2006 (“2006 period”) and to some extent to the audited financial statements for the year ended December 31, 2006 (“2006 year”).

Revenues

The Company reported revenues of $27,631 for the 2007 period compared to $40,763 for the 2006 period. The decrease in advertising revenue from Company-owned signs placed in Vancouver shopping malls was due to a slow down in ad contract renewals.

Gross Profit

The Company generated gross profit of $21,134 for the 2007 period compared to $31,733 in the 2006 period. With gross margins holding at similar levels, this decrease was a direct result of lower ad revenues.

Operating Expenses

The Company reported operating expenses of $317,890 in the 2007 period compared to $522,917 in the 2006 period. The $205,027 net decrease was due to the following:

-	decrease in consulting fees to $nil from $30,000 due to elimination of certain public company related consulting services.
-	decrease in depreciation and amortization to $nil from $30,999 resulting from the operating asset impairment at December 31, 2006.
-

decrease in finance and interest expense to $93,642 from $126,702 due to the write off of all remaining deferred finance charges as part of the operating asset impairment at December 31, 2006 and settlement of the 8% CLX convertible debt with Company stock. The on-going interest expense relates to accrued but unpaid interest on the promissory notes and cash loans from related parties.

-	decrease in investor relations to $3,827 from $6,429 due to absence of news releases with no significant public announcements being required.
-	appositive impact from a $2,304 gain on foreign exchange transactions compared to a loss of $9,496.
-	decrease in marketing and business promotion to $26,886 from $70,909 due to a significant reduction in market development activities in the USA.
-	decrease in office and administration to $25,178 from $53,957 due to emphasis on overhead reductions while awaiting improvements in ad revenues.
-	decrease in professional fees to $17,540 from $42,537 due to much lower audit and other professional services required of a public company.
-	decrease in product development expenses to $nil from $61,116 due to insufficient working capital for these purposes.
-

increase in salaries and management fees to $153,121 from $120,772 due to an increase in management fee accruals as incentive for the cash loans from related parties, net of administrative staff reductions.

Net Loss

The net loss from operations decreased to $292,577 in the 2007 period from $521,184 in the 2006 period. The net decrease of $228,607 was due to the combination of factors detailed above and summarized below:

-	decreased gross profit of $10,599 coupled with decreases in nine of ten operating expense accounts as follows:

consulting fees ($30,000), depreciation and amortization ($30,999), finance and interest ($33,060), investor relations ($2,602), loss on foreign exchange ($11,800), marketing and business promotion ($44,023), office and general administration ($28,779), professional fees ($24,997) and product development ($61,116)

-	partially offset by an increase in salaries and management fees ($32,349).

Liquidity and Capital Resources

At June 30, 2007, the Company had a working capital deficiency of $1,445,761, including bank indebtedness of $44,801, compared to a working capital deficiency of $1,415,760, including bank indebtedness of $42,715 at December 31, 2006.

The $2,086 increase in bank indebtedness during the 2007 period ($135,956 decrease in cash during the 2006 period) arose from the following cash flow activities:

–

Net cash used in operating activities was $225,378 in the 2007 period ($245,859 in the 2006 period) arising primarily from the net loss, which was partially offset by the increase in accounts payable and accrued liabilities.

–

Net cash provided from financing activities was $292,309 in the 2007 period ($109,903 in the 2006 period) arising from related party advances in the form of cash loans and accrued but unpaid management fees, partially offset by continuing debt repayments on the two BDC loans.

As of June 30, 2007, the Company had convertible and other third party debt obligations, excluding related accrued interest, totaling $460,454 as follows:

(i) Convertible promissory notes of $383,850, bearing interest at 15% per annum repayable in cash or shares of the Company at the option of the note holder one year from the date of issuance. As of June 30, 2007 six of the nine notes have matured in the amount of $300,000 and are presently in default but no official notices have been received by the Company. The other three loans were renewed in 2006 for maturity in the period July 31 to September 27, 2007. The $300,000 notes in default could be converted at the holders’ option into 82,744,810 shares of the Company’s common stock as of June 30, 2007.  The balance of the debt not in default, $83,850, could be converted into an additional $19,150,819 shares of common stock.

(ii) Business Development Corporation (“BDC”) loan of $9,062, bearing interest at BDC prime plus 4% per annum with monthly principal repayments of $686 (Cdn $800) plus interest commencing October 2002 and maturing March 2008.

(iii) BDC loan of $6,042 bearing interest at BDC prime plus 2% per annum with monthly principal repayments of $686 (Cdn $800) plus interest commencing June 2002 and maturing November 2008.

(iv) Convertible non-interest bearing loans of $61,500 with unspecified repayment terms.

(v) On May 28, 2007, the CLX Investment Company’s (“CLX”) convertible loan of $225,000 along with related accrued interest of $26,595 was converted into 9,082,852 shares of restricted common stock of the Company in response to the written notice of default received from CLX in the first quarter 2007. The conversion was done at the weighted average price per share during the ten (10) trading days immediately preceding the notice of default from CLX.

The Company's continuation as a going concern remains uncertain and is dependant upon successfully bringing its products and services to market; achieving profitable business operations in the future; and obtaining additional sources of financing to sustain its business operations, the outcome of which cannot be predicted at this time. In the short term, the Company continues to be dependent on related party cash loans to sustain its operations while negotiations continue regarding a special sale and leaseback financing arrangement for future manufacturing, placement of  Company-owned signs and much needed working capital. In the event the Company is unable to secure these funds, it may be necessary to delay, curtail or cancel further development of its products and services.

e)      Plan of Operation for Next Twelve Months

China - As previously reported, the Company has severed its relationship and all association with China Media1 (OTC: CMDA.OB) and Chuangrun Media Ltd after a lengthy investigation in harmony with the Canadian Government Consular staff in Guangzhou China into the business practices of both companies which revealed they were raising funds and inducing business associates with forged contracts. Chuangrun owner and CEO, Hangxion Cai AKA Adrian Choi, who is also Chairman and largest shareholder of China Media1, a US listed OTC company (CMDA.OB) had knowingly been using fraudulent contract documents with forged signatures to advance his business interests with the Company.

On May 2, 2007, it was announced that both Ernest Cheung (former President of CMDA) and Danny Hon (former Chief Financial Officer of CMDA) have finally resigned from all of their responsibilities at CMDA.

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

Advertising contracts for the signs are presently being secured through Open Media and its strategic / operational partner, Claude Neon, which is part of a large global outdoor media company. Under the Open Media contract, the ActionView Group is entitled to approximately 20% of the gross advertising revenues generated from the signs once they are installed and advertising posters are in place. The Company may also go the route of early contract buy-out if it deems this to be the best direction to take. The Company was expecting the Australian project to start by the end of 2006 but continuing delays have raised doubts about the actual timing going forward. The Company continues to be in regular contact with the managing director of ActionView Australia regarding status of the Open Media deal and other potential business opportunities for ActionView in Australia.

Saudi Arabia - The Company has finally received word that the Saudi Arabian franchise document has been signed.  The controller for ActionView Emirates was instrumental in completing the franchise sale on behalf of ActionView and AV Emirates since the staff at ActionView Emirates live in Dubai and they speak the language and understand the culture. The franchise package has been sold for 750,000 AED (United Arab Emirates Dirhams ) or approximately $195,000 of which the Company is expected to receive 50%. Receipt of funds has been delayed much longer than expected.

Vancouver, British Columbia - The Company continues to generate revenues from 10 rental signs located in 5 Vancouver shopping malls and is presently trying to sell this business as a franchise. This became necessary due to the absence of working capital and the need to reduce on-going operating expenses. If we are successful in selling Vancouver as a franchise operation along with related assets, then very little will remain on the asset side of the balance sheet. Revenues will then primarily relate to royalties from the two active franchises in Yellowknife and Vancouver.  Historically, the Vancouver operations accounted for approximately 85% of total revenues and assets.  Regardless of whether the Vancouver operations are eventually sold as a franchise, the Company’s reliance on Vancouver is expected to significantly diminish as sales from other sectors described herein are brought online.

Yellowknife, Northwest Territories, Canada (franchise): The Company continues to receive royalty revenue from the local advertisements placed on 8 ActionView signs sold to this franchise operation in 2004 and 2005. This revenue is expected to continue into the foreseeable future due to a strong economy in the region.

Las Vegas, USA (franchise): ActionView Nevada Ltd was set up as a franchise in late 2005 to help develop the lucrative Las Vegas market including: the McCarron International Airport, and bus stop shelters along the Las Vegas strip and casinos. Other US business opportunities are also being pursued mainly in market sectors less developed by the major competitors such as convention centers, supermarket chains and auto dealerships. Meaningful results from these pursuits has been delayed due to the lack of available funding.

Product Development

The Company's design and production staff was successful in developing new products and support technologies over the last two years which helped to create the new advanced signage. The most significant of these has been completion of the ActionView double sided 12 poster scrolling sign combined with an LED display attached on top originally destined for the Guangzhou Airport. The LED feature is used to convey messages to the general public in an airport or other such high traffic venue while the scrolling advertising posters are generating revenue.

The Company is committed to continuing its product development efforts in order to meet on-going customer demands for new and improved products, subject only to the availability of new funding.

Expected revenue and capital requirements

The Company continues to pursue other franchising opportunities, and is hopeful that the Las Vegas franchise will produce royalty income in the future. The Company continues to attempt to sell other franchises and signs along with pursuing other business opportunities in the USA, the Middle East, Australia and China. These activities are subject to working capital limitations which have been partially offset by periodic cash advances from the Company’s two key officers since summer 2006. Capital raising activities continue, and if successful, current and new business opportunities will be pursued more aggressively.

The Company’s primary goals over the next six to twelve months are as follows:  (i) to complete the sale of both Saudi Arabia and Vancouver franchises; (ii) to place or sell the sign inventory originally produced for the Guangzhou Airport; and (iii) to begin the Australian project. Should these potential contracts come to fruition, Company revenues will be significantly higher. However, aggressive pursuit of the 2nd and 3rd goals is heavily dependent upon the Company’s ability to secure additional financing.

This business plan requires the Company to raise approximately $2.0 million in financing either traditional equity sources or more creative sources like the sale and leaseback arrangements which have been under negotiation for a long time now. The approximate use of funds will be as follows:

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

Additions to Management Team

On July 16, 2007, the Company entered into an administrative services contract with Javelin Advisory Group, Inc., to furnish the Company with all of the record keeping and financial reporting services required of a public company.  Javelin Advisory Group will perform or oversee the performance of all administrative services which will eliminate most overhead costs and free up management’s time to concentrate on productive revenue generating activities.

f)

Contractual Obligations and Off-Balance Sheet Arrangements

As at June 30, 2007, the Company had third party debt obligations totaling $460,454, excluding related accrued interest. This amount has been specifically identified in Item 2(c) above, Liquidity and Capital Resources.

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

ITEM 3.

CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being June 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our company’s Chief Executive Officer and our Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report.  There have been no changes in our company’s internal controls or in other factors, which could affect internal control subsequent to the date we carried out our evaluation.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEDINGS

In January 2007, the Company’s subsidiary, ActionView Advertising Systems Inc. received notice of claim for $9,200 from its former landlord, regarding removal of certain fixtures installed by the Company during relocation to other premises. The Company disputes the claim, considers it to be without merit and plans to defend itself against this claim. Otherwise, management is not aware of any legal proceedings (either presently engaged in or contemplated) by any government authority or other party involving the Company or its properties.

No director, officer, or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities by the Company for the six months ending June 30, 2007.

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

ACTIONVIEW INTERNATIONAL, INC.

Dated: August 17, 2007	By: /s/ Christopher Stringer
Christopher Stringer
President, Chief Financial Officer and Director

Dated: August 17, 2007	By: /s/ Rick Mari Rick Mari Chief Executive Officer, Secretary and Director

EXHIBIT 31.1

ActionView International, Inc.

a Nevada Corporation

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Rick Mari, Chief Executive Officer certify that:

(1)   I have reviewed this Quarterly report on Form 10-QSB of ActionView International, Inc.;

(2)  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4)  The small business issuer's other certifying officer(s) and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     (a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c)  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d)  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5)  The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     (a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     (b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 17, 2007

/s/ Rick Mari

Rick Mari

Chief Executive Officer

EXHIBIT 31.2

ActionView International, Inc.

a Nevada Corporation

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Christopher Stringer, certify that:

(1)   I have reviewed this Quarterly report on Form 10-QSB of ActionView International, Inc.;

(2)  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4)  The small business issuer's other certifying officer(s) and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) small business issuer and have:

     (a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c)  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d)  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5)  The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     (a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     (b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 17, 2007

/s/ Christopher Stringer

Christopher Stringer
Principal Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Rick Mari, Chief Executive Officer of ActionView International, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1.

the Quarterly Report on Form 10-QSB of the Company for the quarter ended June 30, 2007 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 17, 2007	/s/ Rick Mari Rick Mari Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Christopher Stringer, Principal Accounting Officer of ActionView International, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1.

the Quarterly Report on Form 10-QSB of the Company for the quarter ended June 30, 2007 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 17, 2007	/s/ Christopher Stringer Christopher Stringer Principal Accounting Officer