Form 10QSB
period 2007-09-30
ACTIONVIEW INTERNATIONAL INC
filed 2007-11-14
CIK 789667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of Common Stock, $0.001 par value, outstanding on November 12, 2007, was 101,040,236 shares.

Transitional Small Business Disclosure Format (check one) Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ActionView International, Inc Consolidated Balance Sheets
	September 30,	December 31,
	2007 (unaudited)	2006 (audited)
ASSETS
Current Assets
Accounts receivable - net	$70,673	$10,870
Inventory	30,590	34,325
Prepaid expenses	18,887	10,331
Total Current Assets	120,150	55,526
Property and equipment, net of depreciation	1	1
Intellectual property rights and goodwill	1	1
Other Assets
Total Other Assets	-	-
Total Assets	$120,152	$55,528
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank indebtedness	$11,352	$42,715
Accounts payable and accrued liabilities	140,546	334,652
Deferred revenue	5,756	7,641
Convertible and other debt	35,000	694,377
Due to related parties	728,791	391,901
Total Current Liabilities	921,445	1,471,286
Total Liabilities	921,445	1,471,286
Stockholders' Equity
Common Stock, Authorized 1,000,000,000 Shares, $0.001 Par Value, 81,803,422 Shares Issued and Outstanding	81,803	34,715
Additional Paid in Capital	5,502,956	4,725,601
Stock Warrants	46,800	130,800
Obligation to issue shares	-	52,000
Exchangeable shares	2,421,803	2,421,803
Retained Deficit	(8,854,655)	(8,780,677)
Total Stockholders' Equity	(801,293)	(1,415,758)
Total Liabilities and Stockholders' Equity	$120,152	$55,528

The accompanying notes are an integral part of these consolidated financial statements

ActionView International, Inc. Consolidated Statements of Operations (Unaudited)
	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,	For the Three Months Ended September 30,	For the Three Months Ended September 30,

	2007	2006	2007	2006
Revenues
Advertising revenue	$83,649	$48,284	$61,266	$18,231
Royalties and other income	6,312	11,800	1,416	1,090
Sign sales	400	20,526	48	20,526
Total Revenues	90,361	80,610	62,730	39,847
Cost of materials	14,518	26,034	8,021	17,004
Gross Profit	75,843	54,576	54,709	22,843

Operating Expenses
Administrative fees	22,500	-	22,500	-
Consulting	-	30,000	-	-
Depreciation and amortization	-	46,499	-	15,500
Finance and interest expense	100,310	193,739	6,668	67,037
Foreign exchange (gain) loss	(2,617)	11,610	(313)	2,114
Investor relations	4,018	9,862	191	3,433
Marketing and business promotion	28,345	96,470	1,457	25,561
Office and general administration	30,183	78,880	9,184	24,923
Professional fees	21,298	48,938	3,758	6,401
Product development	-	80,212	-	19,096
Salaries and management fees	210,592	167,124	57,471	46,352
Total Operating Expenses	414,629	763,334	100,916	210,417
Net Operating Loss	(338,786)	(708,758)	(46,207)	(187,574)

Other Income (Loss)
Gain on debt settlement and

extinguishment	350,466	-	350,466	-
Total Other Income (Loss)	350,466	-	350,466	-
Net Loss	$11,680	$(708,758)	$304,259	$(187,574)
Net Loss Per Share	$0.0003	$(0.0217)	$0.0050	$(0.0058)
Weighted Average Shares Outstanding	44,928,566	32,689,217	60,663,129	32,310,688

The accompanying notes are an integral part of these consolidated financial statements.

ActionView International, Inc.
Consolidated Statements of Cash Flows (Unaudited)
	For the Nine Months Ended September 30,
	2007	2006

Cash Flows from Operating Activities:
Net Income (Loss)	$11,680	$(708,758)
Non-cash items included in net loss:
Depreciation and amortization	-	46,499
Stock based operating expenses	-	145,261
Finance expense	-	118,533
Gain on settlement of debt	(292,772)	-
Changes in non-cash working capital:
Inventories	3,735	(8,279)
Deferred finance charges	-	11,009
Deferred revenue	-	5,366
Prepaid expense	(8,556)	21,206
Accounts receivable	(59,803)	6,281
Accounts payable and accrued liabilities	281,189	72,720
Net Cash Used by Operating Activities	(64,527)	(290,162)
Cash Flows Used by Investing Activities:
Purchase of equipment		-
Net Cash Used by Investing Activities	-	-
Cash Flows from Financing Activities:
Advances from related parties	95,890	65,359
Proceeds from convertible promissory notes		70,000
Increase (decrease) in convertible debt for cash	-	(8,457)
Issuance of common stock for notes and debt	-	-
Issuance of common stock for cash	-	20,178
Net Cash from Financing Activities	95,890	147,080
Increase (Decrease) in Cash	31,363	(143,082)
Cash and Cash Equivalents at Beginning of Period	(42,715)	96,434
Cash and Cash Equivalents at End of Period	$(11,352)	$(46,648)
Supplemental information:
Cash paid for interest	$2,024	$64,584
Common stock issued to satisfy debt	$659,377	$-

The accompanying notes are an integral part of these consolidated financial statements.

ACTIONVIEW INTERNATIONAL, INC

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

NOTE 1 -BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006, included in the Company’s form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Going concern

These unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2007, the Company had a working capital deficiency of $798,746 and has incurred losses since inception of $8,852,106.  Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. The continuing operations of the Company and the recoverability of the carrying value of the assets is dependent upon the ability of the Company to obtain necessary financing to fund its working capital requirements, and upon future profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.  There can be no assurance that capital will be available as necessary to meet the Company’s working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company.  The issuances of additional equity securities by the Company may result in dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Management intends to finance operating costs over the next twelve months with loans from related parties, commercial loans and/or private placement of capital stock.

NOTE 2 - CONVERTIBLE AND OTHER DEBT

As of September 30, 2007, the Company had convertible and other third party debt obligations, excluding related accrued interest, totaling $35,000 and bearing interest at 15% per annum.  As of September 30, 2007, the debt was in default.  Subsequent to September 30, 2007, the debt was repaid.

During the quarter ended September 30, 2007, a total of $369,850 in debt was extinguished through the issuance of a total of 27,878,569 shares of common stock, of which 17,128,569 shares were restricted.  The Company also obtained debt and interest forgiveness totaling $292,772 which has been recorded as a gain on settlement of debt along with $57,694 in cash received as an adjustment on prior debts that were settled through the issuance of stock where the liquidated proceeds from the stock issued exceeded the amount of the debt obligation.

NOTE 3 - DUE TO RELATED PARTIES

At June 30, 2007, the Company owed a total of $728,791 to the two Company directors and their private companies. Of this amount, $178,971 was advanced in cash on a demand loan basis. The balance relates primarily to accrued but unpaid compensation.

In connection with the cash loans, the Company authorized the following effective June 15, 2006: (i) to repay the cash loans on a first priority basis; (ii) to accrue interest at 20% per annum on the cash loans from October 1, 2006; and (iii) in the event of default, to allow conversion of the cash loans into common stock of the Company at 80% of the volume weighted average price during the ten trading days immediately prior to formal notice.  The Company is under active discussions with the parties to settle the balances owed and anticipates having a settlement structure in place by the end of November 2007.

NOTE 4 - COMMON STOCK

The following stock transaction took place during the three months ended September 30, 2007:

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

On September 7, 2007, the Company entered into a Settlement Agreement with Sequoia International, Inc., which had purchased a note payable from Fran Secco on August 28, 2007.  Under the terms of the original promissory note payable, the Company was required to pay the remaining principal of $20,000 plus accrued interest on April 30, 2007 to satisfy the obligation.  The Company defaulted on this payment and Sequoia filed an action against the Company in the 12th Judicial Circuit Court in Sarasota County, Florida.  The settlement agreement provided for the Company to issue a total of 4,750,000 shares of common stock for full satisfaction and release of the obligation.

On September 17, 2007, the Company issued a total of 17,128,569 shares of restricted common stock as payment on $337,850 of defaulted debt.

Exchangeable shares

There has been no change in exchangeable shares during the nine months ended September 30, 2007.

The 8,422,675 exchangeable shares were issued to a trustee of the two officers and directors of the Company as part of the acquisition of AASI and 612 Canada in September 2003.  The holders of these exchangeable shares may, at any time, require 612 Canada to repurchase the exchangeable shares for an amount equal to the then current market value of the Company’s common stock.  612 Canada may, at its option, satisfy the resulting obligation to repurchase the exchangeable shares in cash or it may elect to have the obligation satisfied by the issuance of shares of the common stock of the Company on the basis of one common share for one exchangeable share.  The holders of the exchangeable shares have been granted voting rights on a basis of on vote for every exchangeable share held.  During the year ended December 31, 2003, 350,000 exchangeable shares were exchanged for shares of the Company at $0.30 each, leaving 8,072,675 exchangeable shares issued and outstanding as at September 30, 2007.

Subsequent to September 30, 2007, all of the exchange shares were converted into shares of restricted common stock, resulting in the issuance of 8,072,675 common shares.

Stock Purchase Warrants

A summary of the Company’s outstanding warrants at September 30, 2007 and changes for the nine months then ended is presented below:

Expiry Date	Exercise Price	Number of Shares Issuable at December 31, 2006	Issued	Expired	Number of Shares Issuable at Sept. 30, 2007
Jan 15, 2007 Jan 22, 2007 Feb 20, 2007

Mar 10, 2007 Jun 30, 2007 Jun 30, 2007 Feb 14, 2009 Indefinite Totals	0.55 0.55 0.55 0.45 0.17 0.17 0.13 0.10	150,000 50,000 50,000 175,000 1,412,500 100,000 90,000 768,750 2,796,250	(150,000) (50,000) (50,000) (175,000) (1,412,500) (100,000) - - (1,937,500)	- - - - - - 90,000 768,750 858,750

The weighted average exercise price and remaining life of the stock purchase warrants is $0.10 and 462 days, respectively. Subsequent to September 30, 2007, 498,750 warrants expired and the remaining 360,000 warrants outstanding were cancelled in exchange for 250,000 shares of restricted common stock.

NOTE 5 - CONTINGENCY

In January 2007, the Company received notice of claim for $9,200 from its former landlord, regarding removal of certain fixtures installed by the Company during relocation to other premises. The Company disputes the claim, considers it to be without merit and plans to defend itself against this claim.

NOTE 6 - SUBSEQUENT EVENTS

Subsequent to September 30, 2007, the Company repaid $35,000 in debt owed to third parties.

Subsequent to September 30, 2007, 498,750 warrants expired and the remaining 360,000 warrants outstanding were cancelled in exchange for 250,000 shares of restricted common stock.

Subsequent to September 30, 2007, all of the exchange shares were converted into shares of restricted common stock, resulting in the issuance of 8,072,675 common shares.

Subsequent to September 30, 2007, the Company issued 1,714,142 shares of restricted common stock for interest forgiveness.

Subsequent to September 30, 2007, the Company executed a Binding Agreement with S3 Investment Company, Inc. and its wholly-owned subsidiary Redwood Capital, Inc., pursuant to which the Company has agreed to loan S3 Investment Company $130,000 to cover certain costs relative to a contract between Redwood Capital, Inc. and Dalian Chuming Group, Ltd. Under the terms of the Binding Agreement, the Company will be utilized as the public vehicle for the entrance of Dalian Chuming Group, Ltd into the U.S. public markets. While the specific terms of the transaction will be subject to a definitive agreement, the Company anticipates that the present operations will be sold, spun off or discontinued. The Company has not executed a definitive agreement with Dalian Chuming, and an anticipated closing date or other details of the transaction have not been provided. In addition to repayment of the $130,000 loan plus interest, Redwood Capital has agreed to pay the Company an Equity Bonus valued at $260,000 in equity upon closing of the merger. The Note bears interest at 20% per annum and is due and payable March 31, 2008 or the closing of the Dalian Chuming transaction, whichever comes soonest.

September 30,2007, the Company entered into a Settlement Agreement with Sequoia International, Inc., which had purchased the note payable from Andres Gueist on October 1, 2007. Under the terms of the original promissory note payable, the Company was required to pay the remaining principal of $35,000 on October 1, 2007 to satisfy the obligation. The Company defaulted on this payment and Sequoia filed an action against the Company in the 12th Judicial Circuit Court in Sarasota County, Florida. The settlement agreement provided for the Company to issue a total of 9,200,000 shares of common stock for full satisfaction and release of the obligation.

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

The Company’s business model has three main revenue sources: (i) recurring advertising revenues from Company-owned signs placed in high traffic locations under long term contracts being shared with Ad Agencies, location owners and local business partners; (ii) revenues from start-up franchise fees, from on-going royalty fees on advertising revenues generated on the signs sold to the franchisees, and from fees on signs when sold by the franchisees to 3rd parties; and  (iii) sale of signs to franchise operators or large volume customers. This has been the Company's primary business since inception.

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

The Company’s Board of Directors has previously determined that it is in the Company’s best interests to attempt to sell the manufacturing and direct advertising business located in Vancouver, Canada, while retaining the franchise operations.  This change in strategy is designed to limit the necessary capital for further expansion and operations while capitalizing on the product’s uniqueness and market potential.

Subsequent to September 30, 2007, the Company executed a Binding Agreement with S3 Investment Company, Inc. and its wholly-owned subsidiary Redwood Capital, Inc., pursuant to which the Company has agreed to loan S3 Investment Company $130,000 to cover certain costs relative to a contract between Redwood Capital, Inc. and Dalian Chuming Group, Ltd. Under the terms of the Binding Agreement, the Company will be utilized as the public vehicle for the entrance of Dalian Chuming Group, Ltd into the U.S. public markets. While the specific terms of the transaction will be subject to a definitive agreement, the Company anticipates that the present operations will be sold, spun off or discontinued. The Company has not executed a definitive agreement with Dalian Chuming, and an anticipated closing date or other details of the transaction have not been provided. In addition to repayment of the $130,000 loan plus interest, Redwood Capital has agreed to pay the Company an Equity Bonus valued at $260,000 in equity upon closing of the merger. The Note bears interest at 20% per annum and is due and payable March 31, 2008 or the closing of the Dalian Chuming transaction, whichever comes soonest.

Since the Company has not yet executed a definitive agreement with Dalian Chuming, the Company’s operations represented in the accompanying consolidated financial statements represent the operations of ActionView International and its subsidiaries without giving effect to any possible change in business model, management or operations.

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

Revenue Recognition

ActionView has historically generated its revenue primarily from three sources:

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

c)

Results of Operations for nine months ended September 30, 2007

The unaudited financial statements for the nine months ended September 30, 2007 (“2007 period”) are compared below to the unaudited financial statements for the nine months ended September 30, 2006 (“2006 period”) and to some extent to the audited financial statements for the year ended December 31, 2006 (“2006 year”).

Revenues

The Company reported revenues of $90,361 for the 2007 period compared to $80,610 for the 2006 period. The increase came from advertising revenue from Company-owned signs placed in Vancouver shopping malls.

Gross Profit

The Company generated gross profit of $75,843 for the 2007 period compared to $54,576 in the 2006 period. This increase was a direct result of higher ad revenues.

Operating Expenses

The Company reported operating expenses of $414,629 in the 2007 period compared to $763,334 in the 2006 period. The $348,705 net decrease was due to the following:

-	decrease in consulting fees to $nil from $30,000 due to elimination of certain public company related consulting services.
-	decrease in depreciation and amortization to $nil from $46,499 resulting from the operating asset impairment at December 31, 2006.
-

decrease in finance and interest expense to $100,310 from $193,739 due to the write off of all remaining deferred finance charges as part of the operating asset impairment at December 31, 2006 and settlement of the 8% CLX convertible debt with Company stock. The on-going interest expense relates to accrued but unpaid interest on the promissory notes and cash loans from related parties.

-	decrease in investor relations to $4,018 from $9,862 due to absence of news releases with no significant public announcements being required.
-	appositive impact from a $2,617 gain on foreign exchange transactions compared to a loss of $11,610
-	decrease in marketing and business promotion to $28,345 from $96,470 due to a significant reduction in market development activities in the USA.
-	decrease in office and administration to $30,183 from $78,880 due to emphasis on overhead reductions while awaiting improvements in ad revenues.
-	decrease in professional fees to $21,298 from $48,938 due to much lower audit and other professional services required of a public company.
-	decrease in product development expenses to $nil from $80,212 due to insufficient working capital for these purposes.
-

increase in salaries and management fees to $210,592 from $167,124 due to an increase in management fee accruals as incentive for the cash loans from related parties, net of administrative staff reductions.

Net Loss

The net loss from operations decreased to $338,786 in the 2007 period from $708,758 in the 2006 period. The net decrease of $369,972 was due to the combination of factors detailed above and summarized below:

-	decreases in nine of eleven operating expense accounts as follows:

consulting fees ($30,000), depreciation and amortization ($46,499), finance and interest ($93,429), investor relations ($5,844), loss on foreign exchange ($14,227), marketing and business promotion ($68,125), office and general administration ($48,697), professional fees ($27,640) and product development ($80,212)

-	partially offset by an increase in salaries and management fees ($43,468) and administrative fees ($22,500).

Liquidity and Capital Resources

At September 30, 2007, the Company had a working capital deficiency of $801,295, including bank indebtedness of $11,352, compared to a working capital deficiency of $1,415,760, including bank indebtedness of $42,715 at December 31, 2006.

The $31,363 decrease in bank indebtedness during the 2007 period ($143,082 decrease in cash during the 2006 period) arose from the following cash flow activities:

–

Net cash used in operating activities was $64,527 in the 2007 period ($290,162 in the 2006 period).  The decrease resulted from a reduction in overall operating costs as the Company ceased much of its operations due to capital deficiencies.

–	Net cash provided from financing activities was $95,890 in the 2007 period ($147,080 in the 2006 period) arising from cash infused by the Company’s directors as short term notes payable.

As of September 30, 2007, the Company had convertible and other third party debt obligations, excluding related accrued interest, totaling $35,000 and bearing interest at 15% per annum.  As of September 30, 2007, the debt was in default.  Subsequent to September 30, 2007, the debt was repaid.

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

e)      Plan of Operation for Next Twelve Months

Subsequent to September 30, 2007, the Company executed a Binding Agreement with S3 Investment Company, Inc. and its wholly-owned subsidiary Redwood Capital, Inc., pursuant to which the Company has agreed to loan S3 Investment Company $130,000 to cover certain costs relative to a contract between Redwood Capital, Inc. and Dalian Chuming Group, Ltd. Under the terms of the Binding Agreement, the Company will be utilized as the public vehicle for the entrance of Dalian Chuming Group, Ltd into the U.S. public markets. While the specific terms of the transaction will be subject to a definitive agreement, the Company anticipates that the present operations will be sold, spun off or discontinued. The Company has not executed a definitive agreement with Dalian Chuming, and an anticipated closing date or other details of the transaction have not been provided. In addition to repayment of the $130,000 loan plus interest, Redwood Capital has agreed to pay the Company an Equity Bonus valued at $260,000 in equity upon closing of the merger. The Note bears interest at 20% per annum and is due and payable March 31, 2008 or the closing of the Dalian Chuming transaction, whichever comes soonest.

In the event that the merger with Dalian Chuming is not consummated, the Company will continue operating its advertising business and seeking additional capital for operations.  In the meantime, management is actively looking to sell off all or part of the operating assets of the Company and will continue pursuing potential merger or acquisition strategies.  In the event the merger with Dalian Chuming is not consummated, the Company is unsuccessful in obtaining additional operating capital and other merger or acquisition opportunities are not forthcoming, there is substantial doubt about the Company’s ability to continue as a going concern.

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

f)

Contractual Obligations and Off-Balance Sheet Arrangements

As at September 30, 2007, the Company had third party debt obligations totaling $35,000, excluding related accrued interest. This amount has been specifically identified in Item 2(c) above, Liquidity and Capital Resources.

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

1. ActionView lacks an operating history and has accumulated significant losses that may or may not continue into the future. If the losses continue, the Company might have to suspend or cease operations.

2. ActionView's stock price is volatile with wide fluctuations in the past that are likely to continue in the future. The Company’s common stock trades domestically on the OTC-BB, a relatively illiquid and extremely volatile market. In order to maintain its listing status on the OTC-BB, the Company must file periodic reports with the SEC in a timely manner. If the Company does not maintain its reporting status it may have its securities delisted from the OTC-BB.

3. A small number of ActionView's stockholders own a substantial amount of the Company's Common Stock, and if such stockholders were to sell those shares in the public market within a short period of time, the price of ActionView's Common Stock could drop significantly.

4. ActionView may not be able to attract and retain qualified personnel necessary for the implementation of its business strategy. If the Company is not able to attract or retain qualified personnel, it is likely that the Company would be unable to remain competitive in its business resulting in a material adverse effect on ActionView's operations.

5. ActionView' is dependent upon obtaining additional outside financing to continue to support current operations.  If the Company is unable to obtain such financing in a timely manner or on terms favorable to the Company, the Company could cease  to operate as a going concern.  7. ActionView does not expect to pay dividends in the foreseeable future. Because the Company does not intend to pay dividends in the foreseeable future, the potential return on an investor’s investment in the Company’s common stock cannot include any dividend income.

6. “Penny Stock” rules may make buying or selling ActionView's Common Stock difficult, and severely limit market liquidity. The Company’s common stock is defined as a “penny stock” under applicable federal securities laws. As such, the Company’s shares are more difficult to purchase and sell than other securities not subject to the “penny stock” rules.

7. Future Equity Financings May Dilute Your Ownership Interests. The Company relies upon the availability of equity capital to fund its growth, which financing may or may not be available on favorable terms or at all. We cannot guarantee that additional financing, refinancing or other capital will be available in the amounts we desire or on favorable terms.

8. As of the date of this prospectus we have raised equity capital through the issuance of shares of our restricted common stock and will continue to do so for the foreseeable future. Subject to the implementation of our ongoing plan of operations and any revenues generated in relation thereto, we anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders.

There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

9. The Company does not carry Officer and Director Liability Insurance coverage which would reduce the ability of investors to recover damages in the case of a claim against the Company and or its officers and directors for breach of duties or other liability claims.

ITEM 3.

CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being September 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our company’s Chief Executive Officer and our Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report.  There have been no changes in our company’s internal controls or in other factors, which could affect internal control subsequent to the date we carried out our evaluation.

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

LEGAL PROCEEDINGS

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

On September 7, 2007, the Company entered into a Settlement Agreement with Sequoia International, Inc., which had purchased a note payable from Fran Secco on August 28, 2007.  Under the terms of the original promissory note payable, the Company was required to pay the remaining principal of $20,000 plus accrued interest on April 30, 2007 to satisfy the obligation.  The Company defaulted on this payment and Sequoia filed an action against the Company in the 12th Judicial Circuit Court in Sarasota County, Florida.  The settlement agreement provided for the Company to issue a total of 4,750,000 shares of common stock for full satisfaction and release of the obligation.

On September 17, 2007, the Company issued a total of 17,128,569 shares of restricted common stock as payment on $337,850 of defaulted debt.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2007, the Company was in default on $35,000 in convertible debt.  Subsequent to September 30, 2007, the debt obligation was satisfied in full.

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

ACTIONVIEW INTERNATIONAL, INC.

Dated: November 13, 2007	By: /s/ Christopher Stringer
Christopher Stringer
President, Chief Financial Officer and Director

Dated: November 13, 2007	By: /s/ Rick Mari Rick Mari Chief Executive Officer, Secretary and Director

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

Date: November 13, 2007

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

Date: November 13, 2007

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

1.

the Quarterly Report on Form 10-QSB of the Company for the quarter ended September 30, 2007 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 13, 2007	/s/ Rick Mari Rick Mari Chief Executive Officer

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

1.

the Quarterly Report on Form 10-QSB of the Company for the quarter ended September 30, 2007 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 13, 2007	/s/ Christopher Stringer Christopher Stringer Principal Accounting Officer