Form 10KSB
period 2007-12-31
ACTIONVIEW INTERNATIONAL INC
filed 2008-04-10
CIK 789667

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act

of 1934 For the Fiscal Year Ended December 31, 2007

Commission File Number: 033-90355

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

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]

No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-X contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [  ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Issuer's revenues for its most recent fiscal year: $137,325.

The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock at March 17, 2008 was $3,211,243, based on the last sale price of $0.018 reported for such date on the OTC Bulletin Board.

The Registrant had 215,941,986 shares of common stock, $0.001 par value, outstanding as of March 17, 2008.

ACTIONVIEW INTERNATIONAL, INC.

PART I

Forward Looking Statements

This document includes statements that may constitute forward-looking statements made pursuant to the Safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company would like to caution certain readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, on management’s projections, estimates and all other communications.  Statements that are based on management’s projections, estimates and assumptions are forward-looking statements. The words believe, expect, anticipate, intend and similar expressions generally identify forward-looking statements. While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates, and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. Many of the uncertainties and contingencies can affect events and the Company’s actual results and could cause its actual results to differ materially from that expressed in any forward-looking statements made by, or on behalf, of the Company.

ITEM 1.

DESCRIPTION OF BUSINESS

a) Company history

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

The Company custom-designs, markets and manufactures illuminated programmable motion billboard signs for use in airports, mass transit stations, shopping malls and other high traffic advertising locations designed to reach people on the go with targeted messaging.   Following a 7 year research and development process under the guidance of its founder, Rick Mari, the ActionView signs are versatile, attractive and technologically advanced, utilizing sophisticated digitally controlled electronic components, high quality mechanics and proprietary source code.  In addition to enhanced operating performance, the ActionView signs offer the following advantages over its stationary counterparts: (i) the display of multiple advertisements in a single location, typically where space is at a premium; and (ii) the necessary movement to attract the attention of passersby. Studies have shown that motion billboard advertising increases the likelihood of attracting attention by 3 to 4 times over static billboards.

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

On August 11, 2003, ActionView International Inc., incorporated a wholly-owned Canadian subsidiary, 6126421 Canada Ltd. Pursuant to an agreement dated September 9, 2003, ActionView International, Inc., through its wholly-owned Canadian subsidiary (“612 Canada”) acquired 100% of the issued and outstanding shares of ActionView Advertising Systems, Inc. (“ActionView”), a British Columbia Canadian Corporation incorporated on July 6, 1999, and issued 1,000,000 exchangeable shares of 612 Canada as consideration. This transaction was completed during the quarter ended September 30, 2003 with all of the acquired shares of ActionView Advertising Systems, Inc., being exchanged for the 1,000,000 exchangeable shares of 612 Canada. In conjunction with this transaction, the Company acquired the Intellectual Property Rights relating to a computer programmable scrolling, backlit billboard poster sign marketed and sold through ActionView. This technology forms the basis of the Company’s current operations. To date all exchangeable shares have been exchanged for company shares leaving a zero balance of exchangeable shares issued at December 31, 2007.

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

In 2003, FAL Stores /Action Supermarkets in Australia tested the signs and indicated their intention to proceed with placement in selected stores. Subsequently, Action Supermarkets was purchased by the IGA food group and the advertising program, originally intended for 37 stores, was expanded in early 2006 to over 400 stores within the IGA group of stores. The beginning of this program was to be in Brisbane Australia with approximately 60 signs expected to be installed in the second quarter of 2006 but this did not occur due to on-going delays in final negotiations between Open Media and Claude Neon.

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

In the second quarter of 2004, the Company delivered 6 ActionView scrolling signs to the ActionView Franchise in the Northwest Territories, Canada, from which the Company has begun to receive royalty income in 2005.

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

b) Principal Products, Services and Product

Over the past seven years, the Company’s wholly-owned subsidiary, ActionView Advertising Systems Inc., has researched, designed, and manufactured programmable, scrolling, backlit billboard poster signs under the guidance of its founder, Rick Mari, the Company’s CEO and a Director. The initial product was a 4 foot by 6 foot (4x6) sign for use in retail and other high traffic advertising venues. It was site tested in malls and business concourses in Vancouver, Canada, with the support of local and national advertisers. Ad revenues from rental signs placed three years ago continue to flow from three separate shopping centers in Vancouver.

Since initial product development, the company has developed several custom designed signs in different sizes to suit specific customer needs as follows:

Sign Size	List Price
Original 4x6 sign scrolling 12 poster advertisements (*)	$10,000
3.5 x 5 double sided scrolling 12 poster advertisements with LED display on top	$16,000
3.5 x5 signs scrolling 12 poster advertisements	$10,000
3.5 x5 sign scrolling 6 advertisements (called ActionView Light)	$6,000
6x9 sign portrait mode scrolling 5 poster advertisements	$18,000
5 x10 sign scrolling 4 poster advertisements	$16,000
5 x15 sign scrolling 3 poster advertisements	$23,000

* The Company also designs and distributes a 4 x 6 non-scrolling (static) sign with a depth of 5 inches which is ideal for narrow passage ways where advertising on the walls has typically been confined to non-backlit products. It has a list price of $3,500.

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

Product Development

The Company has not developed any new products in the past 2 years due to funding restrictions.

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

ActionView will continue to focus on two markets for the placement of its signs: (i) mass transit locations such as airports and subway stations; and (ii) point of purchase locations such as high volume retailers ActionView has created some unique signage products that complement the here-to-for under utilized space at airports with the introduction of the new Motion poster /LED combinations signs which are now in the process of being placed at bus stop locations at the Guangzhou Airport. Currently we know of no other sign manufacturer that supplies signs at no charge to media companies for a share of the advertising revenue.

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

- In USA: Las Vegas (1)

- In UAE: Dubai (1)

i) Projects in Progress and Strategic Alliances

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

Australia and New Zealand

In June 2005, ActionView Australia (“AVAU”) entered into a three year revenue sharing agreement with Open Media Management Pty Ltd (“Open Media”), an Australian corporation with ties to the advertising community and business establishment in Australia and New Zealand. This relationship was severed in 2006.

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

j) Risk Factors

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

Compliance with the Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly held companies and their insiders.  Many of these requirements will affect us.  For example:

-

Our chief executive officer and chief financial officer must now certify the accuracy of the financial statements contained in our periodic reports;

-

Our periodic reports must disclose our conclusions about the effectiveness of our controls and procedures;

-

Our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

-

We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

The Sarbanes-Oxley Act has required us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder.  We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Code of Ethics

The Board of Directors of the Company adopted a Code of Ethics

The Code of Ethics applies to our directors, principal executive officers, principle financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

•

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

Full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities and Exchange Commission ("SEC") and in other public communications made by the Company;

•

Compliance with applicable governmental laws, rules and regulations;

•

The prompt internal reporting of violations of the Code; and

•

Accountability for adherence to the Code.

The Board of Directors monitors the actions of the Company’s officers and directors to ensure compliance with the Code of Ethics.  Violations are brought to the attention of the Chairman and or appropriate government agencies, as necessary and appropriate.

ActionView International, Inc.’s code of ethics is filed as exhibit 14 to this Form 10-KSB.

ITEM 2.

DESCRIPTION OF PROPERTY

The Company does not own any real estate property as of December 31, 2007.

The Company, through its wholly-owned subsidiary, Action View Advertising Systems, Inc. rents an administrative office on month-to-month basis at 1892 West Broadway Ave., Suite 200, Vancouver BC, V6J 1Y9 and a small warehouse nearby. The monthly rent for the office is $860, excluding common area charges, effective January 1, 2007.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of shareholders of ActionView International, Inc. was held on August 20, 2007.  The following proposal was voted upon, and approved, by a majority of shareholders:

The aggregate number of shares which the corporation shall have the authority to issue is one billion shares of common stock, par value $0.001 per shares.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Market Information

The Company’s Common Stock is traded on the OTCBB (Over-The-Counter Bulletin Board) under the symbol “AVWI”. The following table sets forth the trading history of the Common Stock on the Bulletin Board for each quarter of the years ended December 31, 2007 and 2006, as reported by Dow Jones Interactive. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ending	Quarterly High	Quarterly Low
3/31/2006	0.095	0.061
6/30/2006	0.10	0.046
9/30/2006	0.065	0.036
12/31/2006	0.055	0.036
3/31/2007	0.027	0.026
6/30/2007	0.012	0.011
9/30/2007	0.018	0.014
12/31/2007	0.013	0.010

Holders of record

As of December 31, 2007 there were approximately 216 shareholders of the Company’s common stock.

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

Recent Sales of Unregistered Securities

Except as otherwise noted, the securities described in this Item 5 were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  Each such issuance was made pursuant to individual contracts, which are discrete from one another and are made only with persons who were sophisticated in such transactions and who had knowledge of and access to sufficient information about the Company to make an informed investment decision.  No commissions were paid in connection with the transactions described below unless specifically noted.

As of December 31, 2007, ActionView International, Inc. had 92,967,564 shares of common stock outstanding.

Warrants

During the year ended December 31, 2006, the Company issued 90,000 warrants to purchase 90,000 shares of the Company’s common stock at $0.13 per share as part of a consulting agreement. These warrants expire in three years from date of issuance by February 14, 2009. In addition, the Company extended terms by one year to June 30, 2007 on 1,512,500 warrants.  During the year ended December 31, 2007, the Company issued a total of 250,000 shares of restricted common stock in satisfaction of all warrant obligations.  As a result, there are no outstanding warrants as of December 31, 2007.

ITEM 6.

MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

  (ii)  the significant delay and subsequent cancellation in shipping 400 motion billboard signs to Australia;

 (iii)  the inability to maintain the contract for rental signs at the retail shopping malls in Hong Kong; and

 (iv)  the on-going difficulty for the Company to raise working capital to carry on its business.

 Accordingly, the Company has recorded an operating asset impairment provision of $379,134 for the year ended December 31, 2006 comprised of the following:

Provision for uncollectible accounts receivable	$ 13,093
Write down of inventory to net realizable value	88,844
Write down of rental signs to recoverable amounts	231,816
Unamortized balance of deferred finance charges written off	42,091
Unamortized balance of accretion expense written off	3,290
Total operating asset impairment	$ 79,134

Subsequent to the year end, the Company committed to an active plan to sell certain of the above rental signs and inventory.

Results of Operation

The financial statements for the year ended December 31, 2007 (“2007 year”) are compared below to the financial statements for the year ended December 31, 2006 (“2006 year”).

Net Sales

The Company reported revenues of $137,325 for the 2007 year compared to $86,755 for the 2006 year.  This $50,570 revenue increase was the result of much higher advertising revenue from signs placed in five Vancouver shopping malls, partially offset by much lower royalties from and sales of spare parts to existing franchisees.

Gross Profit

The Company generated a gross profit of $106,989 in the 2007 year compared to $44,690 in the 2006 year.  This increase was a direct result of higher ad revenues.

Operating Expenses

Operating expenses were $471,912 for the 2007 year compared to operating expenses of $1,142,257 for the 2006 year.  The $670,345 net decrease was due to the following:

-	decrease in consulting fees to $nil from $30,000 due to elimination of certain public company related consulting services.
-	decrease in depreciation and amortization to $nil from $79,847 resulting from the operating asset impairment at December 31, 2006.
-

decrease in finance and interest expense to $86,751 from $300,891 due to the write off of all remaining deferred finance charges as part of the operating asset impairment at December 31, 2006 and settlement of the 8% CLX convertible debt with Company stock. The on-going interest expense relates to accrued but unpaid interest on the promissory notes and cash loans from related parties.

-	increase in investor relations to $21,461 from $11,041 mainly the result of increased investor communication services and public news releases.
-	decrease in marketing and business promotion to $40,793 from $102,231 due to a significant reduction in market development activities in the USA.
-	decrease in office and administration to $nil from $106,464 due to emphasis on overhead reductions while awaiting improvements in ad revenues.
-	decrease in professional fees to $38,915 from $68,755 due to much lower audit and other professional services required of a public company.
-	decrease in product development expenses to $nil from $125,198 due to insufficient working capital for these purposes.
-

decrease in salaries and management fees to $231,571 from $323,083 due to a decrease in management fees. During the year ended December 31, 2007 the Company issued 10,126,582 shares of restricted common stock in exchange for accrued management fees of $80,000.

Net Loss

The net loss from operations decreased to $121,054 in the 2007 year from $1,476,701 in the 2006 year. The net decrease of $1,355,647 was due to the combination of factors detailed above and summarized below:

-	decreases in eight of eleven operating expense accounts as follows:

consulting fees ($30,000), depreciation and amortization ($79,847), finance and interest ($214,140), marketing and business promotion ($61,438), office and general administration ($106,464), professional fees ($29,840), product development ($125,198) and salaries and management fees ($91,512)

-	partially offset by an increase in investor relations ($10,420)

Liquidity and Capital Resources

At December 31, 2007, the Company had a working capital deficiency of $730,232, including bank indebtedness of $19,086, compared to a working capital deficiency of $1,415,760, including bank indebtedness of $42,715 at December 31, 2006.

The $49,778 increase in cash during the 2007 period ($146,212 decrease in cash during the 2006 period) arose from the following cash flow activities:

–

Net cash used in operating activities was $224,991 in the 2007 period ($473,960 in the 2006 period).  The decrease resulted from a reduction in overall operating costs as the Company ceased much of its operations due to capital deficiencies.

–	Net cash provided from financing activities was $274,769 in the 2007 period ($327,748 in the 2006 period) arising from cash infused by the Company’s directors as short term notes payable.

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

Administrative Services Agreement

On July 16, 2007, the Company entered into a management agreement with Javelin Advisory Group, Inc. to furnish the Company with office equipment, clerical and record keeping services.  Javelin Advisory Group, Inc. will perform or oversee the performance of the Company’s required administrative services.  Under the terms of the contract, Javelin will be compensated a monthly fee of $10,000. The contract expires July 16, 2008.

ITEM 7.

FINANCIAL STATEMENTS

See the financial statements annexed to this report.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 23, 2007, ActionView International, Inc. (the “Company”) dismissed Dale Matheson Carr-Hilton LaBonte LLP as independent auditors for the Company. The decision to dismiss Dale Matheson Carr-Hilton LaBonte LLP and to seek new independent auditors was approved by the Company’s Board of Directors.

The reports of Dale Matheson Carr-Hilton LaBonte LLP on the Company’s financial statements for the fiscal years ended December 31, 2006 and 2005 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.  In connection with the audits of the Company’s financial statements for the fiscal years ended December 31, 2006 and 2005, (1) there were no disagreements with Dale Matheson Carr-Hilton LaBonte LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedure which, if not resolved to the satisfaction of Dale Matheson Carr-Hilton LaBonte LLP, would have caused Dale Matheson Carr-Hilton LaBonte LLP to make reference to the matter in its report and (2) there were no “reportable events” as that term is defined in Item 304 of Regulation S-K promulgated under the Securities Exchange Act of 1934.

On July 23, 2007, the Company engaged Gruber & Company, LLC as the Company's independent accountant to report on the Company’s balance sheets as of December 31, 2007, and the related statements of income, stockholders’ equity and cash flows for the years then ended. Neither the Company nor anyone acting on its behalf consulted with Gruber & Company, LLC regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by Gruber & Company, LLC on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement with Dale Matheson Carr-Hilton LaBonte LLP or a reportable event with respect to Dale Matheson Carr-Hilton LaBonte LLP.

ITEM 8A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the our management as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, our principal executive officer and principal financial officer have concluded our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 are effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

ITEM 8B.

OTHER INFORMATION

None.

PART III.

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The executive officers and directors of the Company as of March 17, 2008 are as follows:

Name	Age	Position
Steven Peacock	62	Chief Executive Officer, President and Secretary
Christopher Stringer	64	Chief Financial Officer and Chairman of the Board of Directors

The business experience of each of the persons listed above is as follows:

Steven Peacock, Chief Executive Officer, President and Secretary -  has over thirty years of experience in seeking out and identifying emerging growth investment opportunities, both startup companies and work out assignments and is skilled at analyzing management structure and setting up programs for raising capital. He has working knowledge of taking companies through the process of becoming publicly traded, as well as assistance with strategic planning, corporate communications including shareholder relations and internet marketing as well as an extensive background in SEC requirements and filings utilizing broad network of legal, accounting, insurance, Internet technology and public relations affiliates. In addition to his work with and in publicly traded companies, Mr. Peacock has a background in the real estate development industry and in minor league professional sports development, primarily soccer, in both American and European venues. Mr. Peacock has an extensive operating knowledge of the Business Development Company process, having operated the first BDC on the west coast from 1998 to 2000. From 2001 to 2003, Mr. Peacock acted as a consultant for Peak Solutions, a firm offering a variety of consulting, management and financing services to the small business community, both public and private.  From 2003 to 2004, Mr. Peacock served as Chief Executive Officer and Chairman of the Board of Directors of YaSheng Group, Ltd., formerly Nicholas Investment Company, Inc.  From 2004 to 2005, Mr. Peacock served as a member of the Board of Directors of BDC Capital, Inc. and as Secretary, Chief Operating Officer and a member of the Board of Directors of CLX Investment Company. From 2005 to 2006, Mr. Peacock served as Chief Executive Officer and Chief Financial Officer of Entertainment Capital Corporation. Mr. Peacock also served as Chief Executive Officer and Chief Financial Officer of Aero Performance Products, Inc. from 2006 to 2007.  Currently Mr. Peacock serves as a member of the Board of Directors, Interim President and Interim Chief Executive Officer of Green Globe International, Inc. and from 2004 to present, Mr. Peacock has served as managing partner of Javelin Advisory Group, Inc., a business consulting company located in Murrieta, California with the core focus of assisting businesses with a number of vital services, which include bringing small public companies into compliance with SEC requirements, assisting in the raising of necessary capital, evaluating potential acquisitions and providing management expertise.

Christopher Stringer, is the Chief Financial Officer and Chairman of the Board of Directors of the Company and a Director of its wholly-owned Canadian subsidiary, ActionView Advertising Systems, Inc. Mr. Stringer has been with ActionView Advertising Systems, Inc. for over six years and is one of its founders. Prior to that, he was a self-employed franchise management consultant and has spent the past 25 years as a business innovator, with specific expertise in the initial organization, development, operations and leadership of both new and established service companies.

Christopher Stringer brings a strong background as a business leader of international companies. He was a founder of Molly Maid International, Inc., which now has 500 franchisees in four countries. He has also managed the development of ServiceMaster in Canada. Prior to that he managed the expansion of Loomis Courier Services into the Eastern United States and Canada.

Meetings

During the year ended December 31, 2007 the Board of Directors met informally on 8 occasions.  All board actions were taken by resolution of unanimous consent in lieu of board meetings.

Compliance With Section 16(a) of the Securities Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires ActionView International, Inc.’s executive officers and directors, and persons who own more than ten percent (10%) of a registered class of ActionView International’s equity securities, to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC"). Such officers, directors and ten percent (10%) shareholders are also required by the SEC rules to furnish ActionView International, Inc. with copies of all Section 16(a) forms they file.  To our knowledge, based solely on review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2007, our officers, directors, and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them.

ITEM 10.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table contains compensation data for our named executive officers for the fiscal years ended December 31, 2007 and 2006.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Christopher Stringer(1) Chief Financial Officer and Chairman of the Board of Directors	2006	$105,847	-0-	-0-	-0-	-0-	-0-	-0-
	2007	$80,500(2)	-0-	-0-	-0-	-0-	-0-	$32,000(2)	$112,500
Rick Mari(3) Chief Executive Officer, Treasurer and Director	2006	$158,771	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	$64,500(4)	-0-	-0-	-0-	-0-	-0-	$48,000(4)	$112,500
Steven Peacock(5) Chief Executive Officer, President and Secretary	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)

Mr. Stringer was named Chief Financial Officer and appointed Chairman of the Board of Directors on August 25, 2003. Mr. Stringer served as President from August 25, 2003 to December 10, 2007.

(2)

For the year ended December 31, 2007, management fees of $80,500 were accrued for Mr. Stringer and 4,050,633 shares of restricted common stock were issued in exchange for accrued management fees of $32,000.

(3)

Mr. Mari served as CEO, Secretary and a member of the Board of Directors from August 25, 2003 to December 10, 2007.

(4)

For the year ended December 31, 2007, management fees of $64,500 were accrued for Mr. Mari and 6,075,949 shares of restricted common stock were issued in exchange for accrued management fees of $48,000.

(5)

Mr. Peacock was named Chief Executive Officer, President and Secretary on December 10, 2007.

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

ii) Other Arrangements.

None.

Indemnification

As permitted by the provisions of the General Corporation Law of the State of Nevada, the Company has the power to indemnify any officer or director who was or is a party to or threatens to become a party to any threatened, pending or completed action, suit or proceeding whether civil, criminal, administrative or investigative, by reason of the fact that the officer or director of the corporation acted in good faith and in a manner reasonably believed to be in or not opposed to the best interest of the Company.  Any such person may be indemnified against expenses, including attorneys’ fees, judgments, fines and settlements in defense of any action, suit or proceeding.  The Company does not maintain directors and officers’ liability insurance.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

The following table sets forth information, to the best knowledge of the Company, as of March 13, 2008 with respect to each person known by ActionView International, Inc. to own beneficially more than 5% of the outstanding Common Stock, each director and officer, and all directors and officers as a group.

Name and Address(1)	Number of Shares Beneficially Owned	Class	Percentage of Class (2)
Steven Peacock	-0-	Common	*
Christopher Stringer 1121 Crestline Rd. West Vancouver BC Canada AI V7S2E3	37,539,615	Common	17%
All directors and executive officers (2 persons)	37,539,615	Common	17%
Richard Mari 4329 West 3rd Avenue BC Canada A1 V6R1M6	33,150,775	Common	15%
*Denotes less than 1%

(1) Unless indicated otherwise, the address for each of the above listed is c/o ActionView International, Inc at

(2) The above percentages are based on 215,941,986 shares of common stock outstanding as of March 13, 2008.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company’s officers and directors are subject to the doctrine of corporate opportunities only insofar as it applies to business opportunities in which the Company has indicated an interest, either through its proposed business plan or by way of an express statement of interest contained in the Company’s minutes. If directors are presented with business opportunities that may conflict with business interests identified by the Company, such opportunities must be promptly disclosed to the Board of Directors and made available to the Company. In the event the Board shall reject an opportunity that was presented to it and only in that event, any of the Company’s officers and directors may avail themselves of such an opportunity. Every effort will be made to resolve any conflicts that may arise in favor of the Company. There can be no assurance, however, that these efforts will be successful.

ITEM 13.         EXHIBITS

Exhibit No.	Description	Location
14	Code of Ethics	Filed herewith
21	Subsidiaries of Registrant	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

ITEM 14.

PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the audit of the Company's annual financial statements for fiscal 2007 and reviews of the financial statements included in the Company's Forms 10-KSB for fiscal 2006 were approximately $15,000 and  $52,000, respectively.

Audit Related Fees

None

Tax Fees

None

All Other Fees

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2007 and 2006 were $0 and $0, respectively.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act. The Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTIONVIEW INTERNATIONAL, INC.

By:/s/ Steven Peacock Steve Peacock Chief Executive Officer

Dated: April 10, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Christopher Stringer
Christopher Stringer	Chairman of the Board of Directors and Chief Financial Officer	April 10, 2008

EXHIBIT 31.1

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Steven Peacock, certify that:

(1)   I have reviewed this annual report on Form 10-KSB of ActionView International, Inc.;

(2)  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)  The registrant's other certifying officer(s) and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its unconsolidated investments, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c)  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d)  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5)  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: April 10, 2008	By: /s/ Steven Peacock
Steven Peacock, Chief Executive Officer

EXHIBIT 31.2

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Christopher Stringer, certify that:

(1)   I have reviewed this annual report on Form 10-KSB of ActionView International, Inc.;

(2)  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)  The registrant's other certifying officer(s) and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its unconsolidated investments, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c)  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d)  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5)  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: April 10, 2008	By: /s/ Christopher Stringer
Christopher Stringer, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of ActionView International, Inc. (the “Company”) on Form 10-KSB for the period ending December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Steven Peacock, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Steven Peacock

Steven Peacock

Chief Executive Officer

April 10, 2008

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of ActionView International, Inc. (the “Company”) on Form 10-KSB for the period ending December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Christopher Stringer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Christopher Stringer

Christopher Stringer

Chief Financial Officer

April 10, 2008

ACTIONVIEW INTERNATIONAL, INC.

FINANCIAL STATEMENTS

December 31, 2007 and 2006

C O N T E N T S

Report of Independent Registered Public Accounting Firm

F-3

Balance Sheet

F-4

Statements of Operations

F-5

Statements of Stockholders’ Equity (Deficit)

F-6

Statements of Cash Flows

F-7

Notes to the Financial Statements

F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF ACTIONVIEW INTERNATIONAL, INC.:

We have audited the accompanying balance sheets of ActionView International, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders equity and cash flows for the period then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ActionView International, Inc. as of December 31, 2007 and 2006, and the results of its’ operations and its’ stockholders equity and  cash flows for the period then ended  in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred material losses, has a negative current ratio, and Stockholders Equity. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount ands classification of liabilities that may result should the Company be unable to continue as a going concern.

/s/ Gruber & Company, LLC

Gruber & Company, LLC

Saint Louis, Missouri

April 3, 2008

ActionView International, Inc Consolidated Balance Sheet (Audited)
December 31, 2007
ASSETS
Current Assets
Accounts receivable - net	$126,945
Inventory	25,364
Prepaid expenses	16,881
Total Current Assets	169,190
Property and equipment, net of depreciation	1
Intellectual property rights and goodwill	1
Other Assets
Total Other Assets	-
Total Assets	$169,192
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Bank indebtedness	$19,086
Accounts payable and accrued liabilities	167,845
Due to related parties	712,491
Total Current Liabilities	899,422
Total Liabilities	899,422
Stockholders' Equity (Deficit)
Common Stock, Authorized 1,000,000,000 Shares, $0.001 Par Value, 101,040,239 Shares Issued and Outstanding	101,040
Additional Paid in Capital	8,153,919
Retained Deficit	(8,985,189)
Total Stockholders' Equity (Deficit)	(730,230)
Total Liabilities and Stockholders' Equity (Deficit)	$169,192

The accompanying notes are an integral part of these consolidated financial statements

ActionView International Consolidated Statements of Operations (Audited)
	For the Year Ended December 31,	For the Year Ended December 31,
	2007	2006
Revenues
Advertising revenue	$120,968	$57,708
Royalties and other income	15,957	15,224
Sign sales	400	13,823
Total Revenues	137,325	86,755
Cost of materials	30,336	42,065
Gross Profit	106,989	44,690

Operating Expenses
Administrative fees	55,000	-
Consulting	-	30,000
Depreciation and amortization	-	79,847
Finance and interest expense	86,751	300,891
Foreign exchange (gain) loss	(2,579)	(5,253)
Investor relations	21,461	11,041
Marketing and business promotion	40,793	102,231
Office and general administration	-	106,464
Professional fees	38,915	68,755
Product development	-	125,198
Salaries and management fees	231,571	323,083
Total Operating Expenses	471,912	1,142,257
Net Operating Loss	(364,923)	(1,097,567)

Other Income (Loss)
Gain on extinguishment of debt	358,510	-
Operating asset impairment	-	(379,134)
Settlement costs	(114,641)	-
Total Other Income (Loss)	243,869	(379,134)
Net Loss	$(121,054)	$(1,476,701)
Net Loss Per Share	$(0.0022)	$(0.0445)
Weighted Average Shares Outstanding	55,580,910	33,172,930
The accompanying notes are an integral part of these consolidated financial statements.

ACTIONVIEW INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

							Common
	Common Shares		Exchangeable Shares		Additional	Obligation	Stock		Total
	Number of		Number of		Paid-in	to Issue	Purchase	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Warrants	Deficit	Deficit
		$		$	$	$	$	$	$

Balance December 31, 2005	31,539,282	31,539	8,072,675	2,421,803	4,508,513	52,000	130,800	(7,387,434)	(159,321)

Stock issued for cash at $0.0885 per share	228,000	228	-	-	19,950	-	-	-	20,178
Stock issued for various consulting services at $0.04 to $0.10 per share	2,329,449	2,329	-	-	159,473	-	-	-	161,802
Stock issued for debt conversion at $0.042 per share	520,238	520	-	-	21,330	-	-	-	21,850
Stock issued as equity inducement for financing services and two	-	-	-	-	-	-	-	-	-
promissory notes at $0.04 to $0.08 per share	98,450	98	-	-	6,836	-	-	-	6,934
Intrinsic value of beneficial conversion rights of two promissory notes	-	-	-	-	9,500	-	-	-	9,500
Net loss for year ended December 31, 2006								(1,476,701)	(1,476,701)
Balance December 31, 2006	34,715,419	34,715	8,072,675	2,421,803	4,725,601	52,000	130,800	(8,864,135)	(1,415,758)

Stock issued for conversion of management fees	10,126,582	10,127	-	-	69,873	-	-	-	-
Stock issued for conversion of debt & interest	47,875,563	47,876	-	-	898,165	-	-	-	-
Stock issued for conversion of warrants	250,000	250	-	-	46,550	-	(46,800)	-	-
Expired warrants and obligations	-	-	-	-	-	(52,000)	(84,000)	-	-
Exchangeable shares conversion	8,072,675	8,073	(8,072,675)	(2,421,803)	2,413,730	-	-	-	-
Net loss for year ended December 31, 2007								(121,054)
Balance December 31, 2007	101,040,239	101,040	-	-	8,153,919	-	-	(8,985,189)	(1,415,758)

The accompanying notes are an integral part of these consolidated financial statements.

ActionView International, Inc.
Consolidated Statements of Cash Flows (Audited)
	For the Year Ended December 31,
	2007	2006

Cash Flows from Operating Activities:
Net Income (Loss)	$(121,054)	$(1,476,701)
Non-cash items included in net loss:
Stock based operating expenses	-	178,236
Depreciation and amortization	-	79,847
Settlement costs	114,641	-
Stock issued for services	80,000
Unknown variance in related party receivable	453,356
Finance expense	-	200,739
Operating asset impairment	-	379,134
Gain on settlement of debt	(358,510)	-
Changes in non-cash working capital:
Inventories	14,637	(1,205)
Deferred finance charges	-	11,009
Deferred revenue	-	6,303
Prepaid expense	(4,841)	39,627
Accounts receivable	(117,764)	8,995
Accounts payable and accrued liabilities	(285,456)	100,056
Net Cash Used by Operating Activities	(224,991)	(473,960)
Cash Flows from Financing Activities:
Advances from related parties	255,683	247,848
Bank Overdraft	19,086
Proceeds from convertible promissory notes payable	-	70,000
Issuance of common stock for cash	-	20,178
Issuance of common stock for notes and debt		(10,278)
Net Cash from Financing Activities	274,769	327,748
Increase (Decrease) in Cash	49,778	(146,212)
Cash and Cash Equivalents at Beginning of Period	(49,778)	96,434
Cash and Cash Equivalents at End of Period	$-	$(49,778)
Supplemental information:
Cash paid for interest	$2,024	$55,105
Common stock issued to satisfy debt	$946,041	$-

The accompanying notes are an integral part of these consolidated financial statements.

ACTIONVIEW INTERNATIONAL, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

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

Due to the delays in raising the necessary funding to establish the Company’s business and to date generating only modest revenues from the sale or rental of scrolling billboard signs and the lack of profitability to date, the Company has determined there is significant uncertainty as to the realization of the carrying value of substantially all of its remaining assets. Accordingly, assets have been impaired to realizable values (See note 11).

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $ 8,985,189 and working capital deficiency of $730,232 at December 31, 2007.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations from a new business venture in the future and to obtain the necessary financing to meet its obligations when they become due. Management has plans to seek additional financing through private placements of its common stock and/or loans from directors. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)      Basis of presentation
These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in United States dollars. They include the accounts of the Company and its subsidiaries: AASI, 612 Canada and AVFE.

(b)      Cash and cash equivalents

Cash and cash equivalents consist of balances with banks, unrestricted cash balances in lawyer trust accounts and investments in financial instruments with maturities within 90 days held for the purpose of meeting short-term cash commitments rather than for investing or other purposes. As of December 31, 2007, the Company had no cash and cash equivalents.

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

The cost of rental signs includes component parts, labor and freight up to the point of substantial completion of the signs. The signs are considered substantially complete and ready for their intended use at the date of completion of their construction.

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

As of December 31, 2007, the Company had 11,637,675 potentially dilutive securities outstanding in the form of exchangeable shares, share purchase warrants and convertible loans. The basic net loss per share equals the dilutive net loss per share since the potentially dilutive securities are anti-dilutive to the basic net loss per share.

(n)      Comparative figures

Certain comparative figures have been reclassified to conform to the current period’s presentation.

(o)      Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (FAS 141(R)). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 141(R) no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160. Noncontrolling Interests in Consolidated Financial Statements (FAS 160). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 160 no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 no later than the first quarter of fiscal 2009. We are currently assessing the impact the adoption of SFAS No. 159 will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires company plan sponsors to display the net over- or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of other comprehensive income in shareholders’ equity. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We adopted the recognition provisions of SFAS No. 158 as of the end of fiscal 2007. The adoption of SFAS No. 158 did not have an effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS No. 157 in the first quarter of fiscal 2009. We are currently assessing the impact that the adoption of SFAS No. 157 will have on our financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes , by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. The Company is in the process of evaluating the impact of the application of the Interpretation to its financial statements.

 (3)      PROPERTY AND EQUIPMENT

	December 31,	December 31,
	2007	2006

Rental signs	461,235	461,235
Furniture and computers	6,249	6,249
Leasehold improvements	10,785	10,785

	478,269	478,269

Less: Accumulated depreciation	(246,453)	(246,453)
Impairment loss (See Note 8)	(231,815)	(231,815)

Net book value	1	1

(4)      BANK INDEBTEDNESS

At December 31, 2007, the Company’s bank line of credit was $19,086. The bank indebtedness is payable on demand, bears interest at the bank’s prime rate plus 1.55% per annum, is secured by a general security agreement over all Company assets and is guaranteed by the Company’s two directors.

 (5)      DUE TO RELATED PARTIES

At December 31, 2007, the Company owed a total of $712,491 to two Company officers, who are also directors, and their private companies. The balances owing are unsecured and non-interest bearing with no specific terms of repayment. For the year ended December 31, 2007, management fees of $225,000 were accrued for the two Company officers and their private companies.

All related party transactions are conducted in the ordinary course of business and measured at the exchange amount, which is the consideration established and agreed by the related parties.

(6)      COMMON STOCK

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

During the Year Ended December 31, 2007

(i)

During the year ended December 31, 2005, the Company borrowed $225,000 from CLX Investment Company, Inc. (“CLX”), bearing interest at 8% per annum compounded quarterly in arrears under Financing Agreement dated July 15, 2005 and amended January 16, 2006. The loan was repayable to CLX in an amount equal to 25% of net quarterly income of the Company or $75,000 whichever is greater, commencing on the earlier of May 31, 2007 or the month following the quarter in which the Company generates net quarterly income of at least $150,000.   The Company received written notice of default from CLX, as prescribed under their Financing Agreement, requesting conversion of the $225,000 principal owing plus $21,727 accrued interest into restricted common stock of the Company, equivalent to 8,907,100 shares.  The shares were issued during the year ended December 31, 2007.

(ii)

The Company issued a total of 47,875,563 shares of restricted common stock in satisfaction of notes and debentures payable plus accrued interest totaling $587,530.  The value of the shares on the date of issuance was $946,041, which resulted in a “gain on extinguishment of debt” of $358,510.

(iii)

The Company issued 250,000 shares of restricted common stock to retire all remaining unexpired warrants to purchase common stock.  As a result, there were no warrants outstanding as of December 31, 2007.

(iv)

The Company issued 10,126,582 shares of restricted common stock in exchange for accrued management fees of $80,000.

(v)

The Company issued 8,072,675 shares of restricted common stock satisfy the obligation to issue exchangeable shares previously issued.   The exchangeable shares were originally issued to a trustee of the two officers and directors of the Company as part of the acquisition of AASI and 612 Canada in September 2003. The holders of these Exchangeable Shares could, at any time, require 612 Canada to repurchase the Exchangeable Shares for an amount equal to the then current market value of the Company’s common stock. During the year ended December 31, 2003, 350,000 exchangeable shares were exchanged for shares of the Company at $0.30 each, leaving 8,072,675 Exchangeable Shares issued and outstanding.  As of December 31, 2007, there were no exchangeable shares outstanding.

Warrants

During the year ended December 31, 2007, the Company issued a total of 250,000 shares of restricted common stock in a negotiated settlement of all outstanding warrant rights.  As a result, at December 31, 2007 the Company had no warrants outstanding.

7)      INCOME TAXES

At December 31, 2007, the Company had accumulated non-capital loss carry-forwards of approximately $5,350,000, which are available to reduce taxable income in future taxation years. These losses begin to expire in 2019 after a carry forward period of 25 years. The Company is required to compute the deferred tax asset from non-capital loss carry-forwards. However, due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset. The components of the deferred tax asset at December 31, 2007 and December 31, 2006, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are shown below:

	December 31, 2007	December 31, 2006

Non-capital loss carry forward	5,350,000	5,212,000
Statutory tax rate	35%	35%
Effective tax rate	-	-
Deferred tax asset	1,872,500	1,824,000
Less: valuation allowance	(1,872,500)	(1,824,000)
Net deferred tax asset	-	–

8)      IMPAIRMENT

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

9)      SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 2007, the Company issued 50,000,000 shares of common stock to two officers of the company in exchange for services rendered valued at $100,000.  The shares were issued pursuant to a registration statement filed on Form S-8.