Form 10QSB
period 2008-03-31
ACTIONVIEW INTERNATIONAL INC
filed 2008-05-15
CIK 789667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐       No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 9, 2008, the issuer had 330,847,746 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ActionView International, Inc Consolidated Balance Sheet (Unaudited)
March 31, 2008
ASSETS
Current Assets
Cash	$13,736
Accounts receivable - net	35,794
Inventory	25,364
Prepaid expenses	16,881
Total Current Assets	91,775
Total Assets	$91,775
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$25,080
Due to related parties	420,520
Total Current Liabilities	445,600
Total Liabilities	445,600
Stockholders' Equity (Deficit)
Common Stock, Authorized 1,000,000,000 Shares, $0.001 Par Value, 230,847,739 Shares Issued and Outstanding	230,848
Additional Paid in Capital	8,283,726
Retained Deficit	(8,868,399)
Total Stockholders' Equity (Deficit)	(353,825)
Total Liabilities and Stockholders' Equity (Deficit)	$91,775
The accompanying notes are an integral part of these consolidated financial statements.

ActionView International, Inc. Consolidated Statements of Operations (Unaudited)
	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2008	2007
Revenues
Advertising revenue	$16,022	$17,534
Royalties and other income	3,159	2,645
Total Revenues	19,181	20,179
Cost of materials	3,286	3,015
Gross Profit	15,895	17,164

Operating Expenses
Administrative fees	37,500	-
Finance and interest expense	1,497	40,886
Foreign exchange (gain) loss	266	3,803
Investor relations	10,006	917
Marketing and business promotion	-	24,181
Office and general administration	4,043	7,886
Professional fees	47,474	4,901
Salaries and management fees	-	75,160
Total Operating Expenses	100,786	157,734
Net Operating Loss	(84,891)	(140,570)

Other Income
Gain on settlement of debt	3,692	-
Gain on shares sold	197,990	-
Total Other Income	201,682	-
Net Gain (Loss)	$116,791	$(140,570)
Net Gain (Loss) Per Share	$0.0005	$(0.0040)
Weighted Average Shares Outstanding	230,847,739	34,715,419
The accompanying notes are an integral part of these consolidated financial statements.

ActionView International, Inc.
Consolidated Statements of Cash Flows (Unaudited)
		For the Three Months Ended March 31,
		2008	2007

Cash Flows from Operating Activities:
Net Income (Loss)		$116,792	$(140,570)
Non-cash items included in net loss:
Stock issued for services		159,615	-
Changes in non-cash working capital:
Inventories		-	(281)
Deferred revenue		-	1,414
Prepaid expense		-	(4,108)
Accounts receivable		91,151	(7,735)
Accounts payable and accrued liabilities		(142,765)	33,019
Net Cash Used by Operating Activities		224,793	(118,261)
Cash Flows from Investing Activities:
Sale of marketable securities		(197,990)	-
Net Cash Used in Investing Activities		(197,990)	-
Cash Flows from Financing Activities:
Sale of marketable securities		197,990	-
Advances from related parties		-	134,594
Payments to related parties		(191,971)	-
Increase (decrease) in convertible notes and debt		-	(6,032)
Net Cash from Financing Activities		6,019	128,562
Increase (Decrease) in Cash		32,822	10,301
Cash and Cash Equivalents at Beginning of Period		(19,086)	(42,715)
Cash and Cash Equivalents at End of Period		$13,736	$(32,414)
Supplemental information:
Cash paid for interest	$		$2,024
Common stock issued to satisfy debt		$100,000	$-
The accompanying notes are an integral part of these consolidated financial statements.

ACTIONVIEW INTERNATIONAL, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

NOTE 1 -BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America and are presented in United States dollars.  They include the accounts of the Company and it subsidiaries: ActionView Advertising Systems, Inc. and 6126421 Canada Ltd.  They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2007, included in the Company’s form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Going concern

These unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2008, the Company had a working capital deficiency of $353,825 and has incurred losses since inception of $8,868,399.  Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. The continuing operations of the Company and the recoverability of the carrying value of the assets is dependent upon the ability of the Company to obtain necessary financing to fund its working capital requirements, and upon future profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.  There can be no assurance that capital will be available as necessary to meet the Company’s working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company.  The issuances of additional equity securities by the Company may result in dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Management intends to finance operating costs over the next twelve months with loans from related parties, commercial loans and/or private placement of capital stock.

NOTE 2 - DUE TO RELATED PARTIES

At March 31, 2008, the Company owed a total of $420,520 to one of the Company’s directors and a former director, and their respective private companies.   The balance owed relates to a combination of accrued but unpaid compensation and cash advanced made to the Company in prior periods.  During the quarter ended March 31, 2008, the Company issued 50,000,000 shares of common stock registered under Form S-8 in exchange for $50,000 of unpaid compensation.

Subsequent to March 31, 2008, a total of $52,500 in cash advances made by the former director was repaid under a court ordered issuance of 748 million shares of common stock.

NOTE 3 - COMMON STOCK

During the quarter ended March 31, 2008, the Company issued 79,807,500 shares of common stock registered under Form S-8 in exchange for services previously rendered and having a value of $159,615.  The Company also issued 50,000,000 shares of common stock registered under Form S-8 to related parties in exchange for unpaid salaries valued at $100,000.

NOTE 4 – GAIN ON SHARES RECEIVED AS BREAK UP FEE

During the quarter ended March 31, 2008, the Company entered into a definitive agreement to merge with another company.  When the merger failed to consummate as a result of the other party’s unilateral decision to withdraw, the Company was awarded shares in the private company.  When a merger between that company and another public company was eventually concluded, the shares were sold resulting in a gain of $197,990.

NOTE 5 - SUBSEQUENT EVENTS

Subsequent to March 31, 2008, the Company reached a settlement under which the Company was ordered to issue 748 million shares of common stock pursuant to Section 3(a)10 of the Securities Act of 1933, as amended.  As of May 9, 2008, the Company had issued 100 million of the shares.

On April 29, 2008, the Company executed a Letter of Intent with Jim Palmer Trucking, Inc. (“JPT”), a larger freight trucking company located in Missoula, Montana, pursuant to which the Company agreed that JPT would become the successor issuer for reporting purposes.  In connection with the Letter of Intent, the Company agreed to loan JPT $250,000 which will be forgiven at closing or, in the event the merger fails to consummate, will be repaid together with interest accruing at 8% per annum.

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

Corporate History and Business Development

ActionView International Inc., formerly known as Acquisition Media Inc., was incorporated on January 26, 1986, as Vantage, Inc., under the laws of the State of Nevada. It currently trades on the OTC Bulletin Board under the symbol "AVWI" and is referred to in this Form 10-Q as the "Company", the "Registrant" or the "Issuer".  Following a number of name changes since incorporation, the Company changed its name again to ActionView International, Inc. on August 20, 2003. This was done to better reflect its new business operations during the process of acquiring 100% of ActionView Advertising Systems, Inc. and related Intellectual Property Rights through its 100% owned subsidiary company, 6126421 Canada Ltd. This acquisition closed in September 2003.

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

Recent accounting pronouncements

SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments"

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. We do not anticipate that the adoption of this standard will have a material impact on our financial statements.

SFAS No. 156, "Accounting for Servicing of Financial Assets"

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The adoption of SFAS No. 156 did not have a material impact on our consolidated financial statements.

SFAS No. 157, “Fair Value Measurements”

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This Statement applies to other accounting pronouncements that require or permit fair value measurements.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132-R.”  SFAS No. 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets, and the benefit obligation.  SFAS No. 158 also requires an entity to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost.  SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006.  The adoption of SFAS No. 158 did not have a material effect on the Company’s financial condition, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations”, (“SFAS 141(R)”). This Statement replaces the original FASB Statement No. 141. This Statement retains a fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of this SFAS 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141(R) establishes principles and requirements for how the acquirer: (1) Recognizes and measurers in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. (2) Recognized and measurer the goodwill acquired in the business combination or a gain from a bargain purchase. (3) Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement apples prospectively to business combinations for which the acquisition date is on of after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company does not expect the new standard to have any material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. (“SFAS 160”). This Statement amends the original Accounting Review Board (ARB) NO. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company does not currently expect the new standard to have any material impact on its financial statements.

Results of Operations for three months ended March 31, 2008

The unaudited financial statements for the three months ended March 31, 2008 (“2008 period”) are compared below to the unaudited financial statements for the three months ended March 31, 2007 (“2007 period”) and to some extent to the audited financial statements for the year ended December 31, 2007 (“2007 year”).

Revenues

The Company reported revenues of $19,181 for the 2008 period compared to $20,179 for the 2007 period. These revenues were generated from Company-owned signs placed in Vancouver shopping malls.

Other Income

During the quarter ended March 31, 2008, the Company entered into a definitive agreement to merge with another company.  When the merger failed to consummate as a result of the other party’s unilateral decision to withdraw, the Company was awarded shares in the private company.  When a merger between that company and another public company was eventually concluded, the shares were sold resulting in a gain of $197,990.

Gross Profit

The Company generated gross profit of $15,895 for the 2008 period compared to $17,164 in the 2007 period. This decrease was a direct result of lower ad revenues.

Operating Expenses

The Company reported operating expenses of $100,786 in the 2008 period compared to $157,734 in the 2007 period. The $56,948 net decrease was due to the following:

-

decrease in finance and interest expense to $1,497 from $40,886 due to the write off of all remaining deferred finance charges as part of the operating asset impairment at December 31, 2006 and settlement of the 8% CLX convertible debt with Company stock. The on-going interest expense relates to accrued but unpaid interest on the promissory notes and cash loans from related parties.

-	decrease in salaries and management fees to $0 from $75,160 due to a decrease in management fees.
-	increase in investor relations to $10,006 from $917 mainly the result of increased investor communication services and public news releases.
-	a negative impact from a $ 266 loss on gain on foreign exchange transactions compared to a loss of $3,803.
-	decrease in marketing and business promotion to $0 from $24,181 due to a significant reduction in market development activities in the USA.
-	decrease in office and general administration to $4,043 from $7,886 due to emphasis on overhead reductions while awaiting improvements in ad revenues.
-	increase in professional fees to $47,474 from $4,901 due to increase in professional services required of a public company.

Net Loss

The net loss from operations decreased to $84,891 in the 2008 period from $140,570 in the 2007 period. The net decrease of $55,679 was due to the combination of factors detailed above and summarized below:

-	decreases in four of eight operating expense accounts as follows:
finance and interest expense ($39,389), marketing and business promotion ($24,181), officer and general administration ($3,843) and salaries and management fees ($75,160)

-	partially offset by an increase in administrative fees ($37,500), foreign exchange loss ($3,537), investor relations ($9,089) and professional fees ($42,573).

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated $8,868,399 in losses through March 31, 2008, which may be used to reduce taxes in future years through 2028. The Company has yet established revenues to cover its operating costs. Management believes it will soon be able to generate revenues sufficient to cover its operating costs resulting from the letter of intent executed on April 29, 2008 with Jim Palmer Trucking, Inc. (“JPT”), a larger freight trucking company located in Missoula, Montana, pursuant to which the Company agreed the JPT would become a successor issuer for reporting purposes. In the event the Company is unable complete the acquisition with JPT, or in the event JPT does not sustain cash flow positive operations, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

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

Uncertainties Relating to Forward Looking Statements

This Form 10-Q Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about the Company’s strategy for growth, product development, market position, expenditures and financial results are forward-looking statements.

All forward-looking statements are made as of the date of filing of this Form 10-Q and the Company disclaims any duty to update such statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

5. ActionView is dependent upon obtaining additional outside financing to continue to support current operations.  If the Company is unable to obtain such financing in a timely manner or on terms favorable to the Company, the Company could cease  to operate as a going concern.

6. ActionView does not expect to pay dividends in the foreseeable future. Because the Company does not intend to pay dividends in the foreseeable future, the potential return on an investor’s investment in the Company’s common stock cannot include any dividend income.

7. “Penny Stock” rules may make buying or selling ActionView's Common Stock difficult, and severely limit market liquidity. The Company’s common stock is defined as a “penny stock” under applicable federal securities laws. As such, the Company’s shares are more difficult to purchase and sell than other securities not subject to the “penny stock” rules.

8. Future Equity Financings May Dilute Your Ownership Interests. The Company relies upon the availability of equity capital to fund its growth, which financing may or may not be available on favorable terms or at all. We cannot guarantee that additional financing, refinancing or other capital will be available in the amounts we desire or on favorable terms.

9. As of the date of this prospectus we have raised equity capital through the issuance of shares of our restricted common stock and will continue to do so for the foreseeable future. Subject to the implementation of our ongoing plan of operations and any revenues generated in relation thereto, we anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

10. The Company does not carry Officer and Director Liability Insurance coverage which would reduce the ability of investors to recover damages in the case of a claim against the Company and or its officers and directors for breach of duties or other liability claims.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2008 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Item 4(T). CONTROLS AND PROCEDURES

Evaluation of and Report on Internal Control over Financial Reporting

The management of ActionView International, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

−	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

−

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

−

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of March 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEDINGS

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

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS FOR VOTE OF SECURITY HOLDERS

None

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS

Exhibit No.	Description	Location
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTIONVIEW INTERNATIONAL, INC.

Dated: May 14, 2008	By: /s/ Steven Peacock Steven Peacock Chief Executive Officer and President

EXHIBIT 31.1

ActionView International, Inc.

a Nevada Corporation

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Steven Peacock, Chief Executive Officer certify that:

(1)   I have reviewed this Quarterly report on Form 10-Q of ActionView International, Inc.;

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

Date: May 14, 2008

/s/ Steven Peacock

Steven Peacock

Chief Executive Officer

EXHIBIT 31.2

ActionView International, Inc.

a Nevada Corporation

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Christopher Stringer, certify that:

(1)   I have reviewed this Quarterly report on Form 10-Q of ActionView International, Inc.;

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

Date: May 14, 2008

/s/ Christopher Stringer

Christopher Stringer
Principal Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Steven Peacock, Chief Executive Officer of ActionView International, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1.

the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2008 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 14, 2008	/s/ Steven Peacock Steven Peacock Chief Executive Officer

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

1.

the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2008 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 14, 2008	/s/ Christopher Stringer Christopher Stringer Principal Accounting Officer