Form 10-Q
period 2008-06-30
ACTIONVIEW INTERNATIONAL INC
filed 2008-08-19
CIK 789667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 11, 2008, the issuer had 999,999,993 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ActionView International, Inc Consolidated Balance Sheets
	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets
Cash	$10,934	$-
Accounts receivable - net	2,287	126,945
Note receivable	250,000	-
Inventory	32,404	25,364
Prepaid expenses	16,881	16,883
Total Current Assets	312,506	169,192
Total Assets	$312,506	$169,192
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Bank overdraft	$-	$19,086
Accounts payable and accrued liabilities	48,922	167,845
Due to related parties	368,020	712,491
Total Current Liabilities	416,942	899,422
Total Liabilities	416,942	899,422
Stockholders' Equity (Deficit)
Common Stock, Authorized 1,000,000,000 Shares, $0.001 Par Value, 978,847,739 and 101,040,239 Shares Issued and Outstanding, respectively	978,848	101,040
Additional Paid in Capital	8,088,457	8,153,919
Retained Deficit	(9,171,741)	(8,985,189)
Total Stockholders' Equity (Deficit)	(104,436)	(730,230)
Total Liabilities and Stockholders' Equity	$312,506	$169,192
The accompanying notes are an integral part of these consolidated financial statements

ActionView International
Consolidated Statements of Operations (Unaudited)
	For the Six Months Ended June 30,	For the Six Months Ended June 30,	For the Three Months Ended June 30,	For the Three Months Ended June 30,
	2008	2007	2008	2007
Revenues
Advertising revenue	$34,285	$22,383	$18,263	$4,849
Royalties and other income	9,174	5,248	6,015	2,603
Total Revenues	43,459	27,631	24,278	7,452
Cost of materials	7,411	6,497	4,125	3,482
Gross Profit	36,048	21,134	20,153	3,970

Operating Expenses
Administrative fees	75,000	-	37,500	-
Finance and interest expense	2,473	93,642	976	52,756
Foreign exchange (gain) loss	(130)	(2,304)	(396)	(6,107)
Investor relations	19,708	3,827	9,702	2,910
Marketing and business promotion	-	26,886	-	2,705
Office and general administration	9,779	25,178	5,736	17,292
Professional fees	66,551	17,540	19,077	12,639
Salaries and management fees	-	153,121	-	77,961
Total Operating Expenses	173,381	317,890	72,595	160,156
Net Operating Loss	(137,333)	(296,756)	(52,442)	(156,186)
Other Income
Gain on settlement of debt	3,692	-	-	-
Settlement costs	(250,900)	-	(250,900)	-
Other income	197,990	4,179	-	4,179
Total Other Income	(49,218)	4,179	(250,900)	4,179
Net Income (Loss)	$(186,551)	$(292,577)	$(303,342)	$(152,007)
Net Income (Loss) Per Share	$(0.001)	$(0.008)	$(0.001)	$(0.017)
Weighted Average Shares Outstanding	257,007,519	36,930,888	305,990,596	9,073,254
The accompanying notes are an integral part of these consolidated financial statements.

ActionView International, Inc.
Consolidated Statements of Cash Flows (Unaudited)
	For the Six Months Ended June 30,
	2008	2007

Cash Flows from Operating Activities:
Net Loss	$(186,551)	$(292,577)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Asset impairment	-	(4,179)
Settlement costs	250,900	-
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Inventories	-	7,914
Prepaid expense	-	(5,786)
Accounts receivable	124,658	(6,149)
Increase (Decrease) in:
Deferred revenue	-	2,240
Accounts payable and accrued liabilities	(165,005)	73,159
Net Cash Provided (Used) by Operating Activities	24,002	(225,378)
Cash Flows from Investing Activities:
Proceeds on shares sold, rec'd as break-up fee	197,990	-
Net Cash Provided by Investing Activities	197,990	-
Cash Flows from Financing Activities:
Increase (decrease) in cash overdraft	(19,086)	2,086
Advances from related parties	-	301,232
Payments to related parties	(191,971)	-
Decrease in convertible notes and debt	-	(8,923)
Net Cash from Financing Activities	(211,057)	294,395
Effect of exchange rates		(69,017)
Increase (Decrease) in Cash	10,935	-
Cash and Cash Equivalents at Beginning of Period	-	-
Cash and Cash Equivalents at End of Period	$10,935	$-
Supplemental information:
Cash paid for interest	$-	$2,024
Common stock issued to satisfy accrued salary and cash advances	$312,115	$-
The accompanying notes are an integral part of these consolidated financial statements.

ACTIONVIEW INTERNATIONAL, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

NOTE 1 -BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America and are presented in United States dollars.  They include the accounts of the Company and it subsidiaries: ActionView Advertising Systems, Inc. and 6126421 Canada Ltd.  They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2007, included in the Company’s form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Going concern

These unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2008, the Company had a working capital deficiency of $104,436 and has incurred losses since inception of $9,171,741.  Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. The continuing operations of the Company and the recoverability of the carrying value of the assets is dependent upon the ability of the Company to obtain necessary financing to fund its working capital requirements, and upon future profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.  There can be no assurance that capital will be available as necessary to meet the Company’s working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company.  The issuances of additional equity securities by the Company may result in dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Management intends to finance operating costs over the next twelve months with loans from related parties, commercial loans and/or private placement of capital stock.

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes, by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. The Company is in the process of evaluating the impact of the application of the Interpretation to its financial statements.

NOTE 2 – NOTE RECEIVABLE

On April 29, 2008, the Company executed a Letter of Intent with Jim Palmer Trucking, Inc. (“JPT”), a larger freight trucking company located in Missoula, Montana, pursuant to which the Company agreed that JPT would become the successor issuer for reporting purposes.  In connection with the Letter of Intent, the Company agreed to loan JPT $250,000 which was to be forgiven at closing or, in the event the merger failed to consummate, would be repaid together with interest accruing at 8% per annum.

Unbeknownst to the Company, JPT was experiencing some delinquencies regarding leases on trucks and equipment. On or about the first of July, two companies affiliated with JPT sought protection from creditors by filing a Chapter 11 Petition in Bankruptcy Court in Missoula. These two companies fell behind in lease payments due to lenders.

It was just recently discovered that Jim Palmer Trucking, Inc. filed for bankruptcy protection on or about July 15, 2008 pursuant to Chapter 11.  This particular event triggered an acceleration of the due date as shown on the Promissory Note executed in conjunction with the $250,000 advance to JPT. Accordingly, an attorney has been retained in Missoula to represent the Company’s interests, and to determine the most expedient way to lodge a complaint in the bankruptcy case, as well as disengage from any further efforts to continue with the reverse merger which was anticipated.

NOTE 3 - DUE TO RELATED PARTIES

At June 30, 2008, the Company owed a total of $368,020 to two of the Company’s former directors, and their respective private companies.   The balance owed relates to a combination of accrued but unpaid compensation and cash advanced made to the Company in prior periods.

During the quarter ended June 30, 2008, the Company entered into a court-ordered settlement for satisfaction of a past due amount of $52,500 in cash advances made by a former director. The Company agreed to settle by issuing a total of 748 million shares of its common stock.  These shares will be issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended.  As of June 30, 2008, the Company issued a total of 445 million shares. As a result of this transaction, the Company recorded settlement costs of $250,900 representing the difference between the amount of debt and the value of the securities issued.

NOTE 4 - COMMON STOCK

On May 1, 2008, the Company agreed to a court-ordered settlement for past due cash advances made by a former director in the amount of $52,500 The former director had previously sold the past due debt to Sequoia International, Inc. who then sought payment and brought an action against the Company in the 12th Circuit Court in Sarasota, Florida. Under the terms of the settlement, the Company issued a total of 748,000,000 shares of common stock. The shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended.  As a result of this transaction, the Company recorded settlement costs of $250,900 representing the difference between the amount of debt and the fair value of the securities issued. The Company and Sequoia agreed that the shares would be issued into an escrow account to prevent their immediate resale into the market.  Under the terms of the escrow, Sequoia may not obtain any shares from escrow if the release of such escrow shares would result in Sequoia becoming the beneficial owner of more than 9.9% of the Company’s common stock.  Further, all shares in escrow are voted by the Company’s chairman of the Board of Directors.

NOTE 5 – GAIN ON SHARES RECEIVED AS BREAK UP FEE

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

NOTE 6 - SUBSEQUENT EVENTS

Subsequent to the quarter ended June 30, 2008, the Company issued 21,152,254 shares for services valued at $10,576. These shares were issued under an S-8 registration statement.

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

Corporate History and Business Development

ActionView International Inc., (the “Company”) formerly known as Acquisition Media Inc., was incorporated on January 26, 1986, as Vantage, Inc., under the laws of the State of Nevada. It currently trades on the OTC Bulletin Board under the symbol "AVWI" and is referred to in this Form 10-Q as the "Company", the "Registrant" or the "Issuer".  Following a number of name changes since incorporation, the Company changed its name again to ActionView International, Inc. on August 20, 2003. This was done to better reflect its new business operations during the process of acquiring 100% of ActionView Advertising Systems, Inc. and related Intellectual Property Rights through its 100% owned subsidiary company, 6126421 Canada Ltd. This acquisition closed in September 2003.

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes, by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. The Company is in the process of evaluating the impact of the application of the Interpretation to its financial statements.

Results of Operations for six months ended June 30, 2008

The unaudited financial statements for the six months ended June 30, 2008 (“2008 period”) are compared below to the unaudited financial statements for the six months ended June 30, 2007 (“2007 period”) and to some extent to the audited financial statements for the year ended December 31, 2007 (“2007 year”).

Revenues

The Company reported revenues of $43,459 for the 2008 period compared to $27,631 for the 2007 period. These revenues were generated from Company-owned signs placed in Vancouver shopping malls.

Other Income

During the six months ended June 30, 2008, the Company entered into a definitive agreement to merge with another company.  When the merger failed to consummate as a result of the other party’s unilateral decision to withdraw, the Company was awarded shares in the private company.  When a merger between that company and another public company was eventually concluded, the shares were sold resulting in a gain of $197,990.

Gross Profit

The Company generated gross profit of $36,048 for the 2008 period compared to $21,134 in the 2007 period. This increase was a direct result of higher ad revenues.

Operating Expenses

The Company reported operating expenses of $173,381 in the 2008 period compared to $317,890 in the 2007 period. The $144,509 net decrease was due to the following:

-	increase in administrative fees to $75,000 from $0 due to increase in administrative fees required of a public company.
-

decrease in finance and interest expense to $2,473 from $93,642 due to the write off of all remaining deferred finance charges as part of the operating asset impairment at December 31, 2006 and settlement of the 8% CLX convertible debt with Company stock. The on-going interest expense relates to accrued but unpaid interest on the promissory notes and cash loans from related parties.

-	decrease in salaries and management fees to $0 from $153,121 due to a decrease in management fees.
-	increase in investor relations to $19,708 from $3,827 mainly the result of increased investor communication services and public news releases.
-	a negative impact from a $ 130 loss on gain on foreign exchange transactions compared to a loss of $2,304.
-	decrease in marketing and business promotion to $0 from $26,886 due to a significant reduction in market development activities in the USA.
-	decrease in office and general administration to $9,779 from $25,178 due to emphasis on overhead reductions while awaiting improvements in ad revenues.
-	increase in professional fees to $66,551 from $17,540 due to increase in professional services required of a public company.

Net Loss

The net loss from operations decreased to $137,333 in the 2008 period from $296,756 in the 2007 period. The net decrease of $159,423 was due to the combination of factors detailed above and summarized below:

-	decreases in four of eight operating expense accounts as follows:
finance and interest expense ($91,169), marketing and business promotion ($26,886), office and general administration ($15,399) and salaries and management fees ($153,121).

-	partially offset by an increase in administrative fees ($75,000), foreign exchange loss ($2,174), investor relations ($15,881) and professional fees ($49,011).

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated $9,171,741 in losses through June 30, 2008, which may be used to reduce taxes in future years through 2028. The Company has yet established revenues to cover its operating costs. The Company has targeted several merger or acquisition candidates that operate in different industries, including trucking, recycling technology and media/advertising.  As of the date of this report, the company is currently in discussions with the targeted companies and has begun its initial due diligence on each.  Management believes it will soon be able to generate revenues sufficient to cover its operating costs resulting from an acquisition or merger. In the event the Company is unable complete a successful acquisition or merger, or in the event that the acquired entity does not sustain cash flow positive operations, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

Additions to Management Team

On July 16, 2007, the Company entered into an administrative services contract with Javelin Advisory Group, Inc., to furnish the Company with all of the record keeping and financial reporting services required of a public company.  Javelin Advisory Group will perform or oversee the performance of all administrative services which will eliminate most overhead costs and free up management’s time to concentrate on productive revenue generating activities. The contract expired July 15, 2008 and the Company is currently on a month to month basis with Javelin Advisory Group and has not renewed this management agreement.

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

Uncertainties Relating to Forward Looking Statements

This Form 10-Q Quarterly Report contains “forward-looking statements”.  These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about the Company’s strategy for growth, product development, market position, expenditures and financial results are forward-looking statements.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2008 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of June 30, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Control  over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

On April 29, 2008, the Company executed a Letter of Intent with Jim Palmer Trucking, Inc. (“JPT”), a larger freight trucking company located in Missoula, Montana, pursuant to which the Company agreed that JPT would become the successor issuer for reporting purposes.  In connection with the Letter of Intent, the Company agreed to loan JPT $250,000 which was to be forgiven at closing or, in the event the merger failed to consummate, would be repaid together with interest accruing at 8% per annum.

Unbeknownst to the Company, JPT was experiencing some delinquencies regarding leases on trucks and equipment. On or about the first of July, two companies affiliated with JPT sought protection from creditors by filing a Chapter 11 Petition in Bankruptcy Court in Missoula. These two companies fell behind in lease payments due to lenders.

It was just recently discovered that Jim Palmer Trucking, Inc. filed for bankruptcy protection on or about July 15, 2008 pursuant to Chapter 11.  This particular event triggered an acceleration of the due date as shown on the Promissory Note executed in conjunction with the $250,000 advance to JPT. Accordingly, an attorney has been retain in Missoula to represent the Company’s interests, and to determine the most expedient way to lodge a complaint in the bankruptcy case, as well as disengage from any further efforts to continue with the reverse merger which was anticipated.

On May 1, 2008, the Company settled a lawsuit filed in the Twelfth Circuit (State) Court in Florida stemming from past due debt totaling $52,500.  ActionView International, Inc. agreed to settle all of the actions by issuing a total of 748,000,000  shares of its common stock to the plaintiffs  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida which specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.

On February 27, 2007, the Company received a claim from its former landlord amounting to approximately $9,200 regarding removal of certain fixtures belonging to the Company. The Company disputes the claim, considers it to be without merit and plans to defend itself against this claim.

No directors, offices, or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2008, the Company agreed to a court-ordered settlement for past due cash advances made by a former director in the amount of $52,500 The former director had previously sold the past due debt to Sequoia International, Inc. who then sought payment and brought an action against the Company in the 12th Circuit Court in Sarasota, Florida. Under the terms of the settlement, the Company issued a total of 748,000,000 shares of common stock. The shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended.  As a result of this transaction, the Company recorded settlement costs of $250,900 representing the difference between the amount of debt and the fair value of the securities issued. The Company and Sequoia agreed that the shares would be issued into an escrow account to prevent their immediate resale into the market.  Under the terms of the escrow, Sequoia may not obtain any shares from escrow if the release of such escrow shares would result in Sequoia becoming the beneficial owner of more than 9.9% of the Company’s common stock.  Further, all shares in escrow are voted by the Company’s chairman of the Board of Directors.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS FOR VOTE OF SECURITY HOLDERS

On June 6, 2008, the Board of Directors and a majority of the Corporation’s stockholders approved the following proposals: (i) a change in the name of the Corporation during the nine month period following the date of approval of the majority stockholders and the board of directors, without further notice or approval of the shareholders of the Corporation, (ii) the re-authorization of One Billion (1,000,000,000) shares of common stock, $0.001 par value per share, and to authorize Fifty Million (50,000,000) shares of “blank check” preferred stock, $0.001 par value per share (the “Authorized Shares”); (iii) approval for the Corporation’s Board of Directors to affect a reverse stock split of the Company’s outstanding Common Stock in a ratio of up to one-for-two thousand during the nine month period following the date of approval of the majority stockholders and Board of Directors, without further approval or notice to the shareholders, (iv) to amend the articles to broaden the nature of authorized business in which the Corporation may engage in, (v) to correct an inadvertent reference to the State of Utah in the Corporation’s articles, and (vi) to amend the Corporation’s Bylaws as permitted under Section 12.2 of the Bylaws, to change the definition of a “quorum” of shareholders for purposes of shareholder meetings, as presently set forth in Section 2.6 of the Bylaws to a majority of the voting shares.

On June 10, 2008 the Company filed a Certificate of Amendment to the Articles of Incorporation with the state of Nevada to amend Article III(a) of the articles to broaden the nature of authorized business in which the Corporation may engage, Article III(d) of the articles to correct an inadvertent reference to the State of Utah and Article IV of the articles to authorize the issuance of capital stock to one billion fifty million, and approve the authorization of “blank check” preferred stock, as described above.  The foregoing description of the Amendment to the Articles of Incorporation is qualified in its entirety by reference to the text of the Amendment filed as Exhibit 3.6 to the Company’s Current Report on Form 8-K filed on June 13, 2008.

On June 10, 2008, the Registrant amended the Bylaws to change the definition of a “quorum” of shareholders for purposes of all shareholder meetings as presently set forth in Section 2.6.  The foregoing description of the Amendment to the Bylaws is qualified in its entirety by reference to the text of the Amendment filed as Exhibit 3.6 to the Company’s Current Report on Form 8-K filed on June 13, 2008.

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

ACTIONVIEW INTERNATIONAL, INC.

Dated: August 18, 2008	By: /s/ Steven Peacock Steven Peacock Chief Executive Officer and President

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

Date: August 18, 2008

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

Date: August 18, 2008

/s/ Steven Peacock

Steven Peacock
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

1.

the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2008 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 18, 2008	/s/ Steven Peacock Steven Peacock Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Steven Peacock, Principal Accounting Officer of ActionView International, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1.

the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2008 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 18, 2008	/s/ Steven Peacock Steven Peacock Principal Accounting Officer