Form 10KSB/A
period 2007-12-31
ACTIONVIEW INTERNATIONAL INC
filed 2008-09-24
CIK 789667

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

EXPLANATORY NOTE

This Amendment No.2 on Form 10-KSB/A to the Annual Report on Form 10-KSB for the year ended December 31, 2007 of the Registrant which was filed with the Securities Exchange Commission on March 25, 2008 (the “Original Filing”) is being filed to amend or include certain disclosure contained in Item 8A. Controls and Procedures and in the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

As a result of this Amendment No.2, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, as filed as exhibits to the Original Filing have been re-executed and re-filed as of the date of this Amendment No. 2 on Form 10-KSB/A.

Except for the Amendment described above, this Form 10-KSB/A does not modify or update other disclosures in, or exhibits to, the Original Filing which are incorporated by reference herein.

Item 8A.  Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the our management, including our chief executive officer and chief financial officer, as of the end of the period covered by this Annual Report on Form 10-KSB, we have concluded our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 were not effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

2

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act. The Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTIONVIEW INTERNATIONAL, INC.

By: /s/ Steven Peacock Steven Peacock Chief Executive Officer

Dated: September 23, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Steven Peacock
Steven Peacock	Director, Chief Executive Officer and Chief Financial Officer	September 23, 2008

3

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

Date: September 23, 2008	By: /s/ Steven Peacock
Steven Peacock, Chief Executive Officer and Chief Financial Officer

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

(1)

1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

Date: September 23, 2008	By: /s/ Steven Peacock
Steven Peacock, Chief Executive Officer and Chief Financial Officer