Form 10-Q
period 2008-09-30
ACTIONVIEW INTERNATIONAL INC
filed 2008-11-14
CIK 789667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 5, 2008, the issuer had 1,000,000,000 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ActionView International, Inc. Consolidated Balance Sheets
	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current Assets
Cash	$10,309	$-
Accounts receivable - net	350	126,945
Note receivable	250,000	-
Inventory	25,365	25,364
Prepaid expenses	16,881	16,883
Total Current Assets	302,905	169,192
Total Assets	$302,905	$169,192
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Bank overdraft	$-	$19,086
Accounts payable and accrued liabilities	63,043	167,845
Due to related parties	367,420	712,491
Total Current Liabilities	430,463	899,422
Total Liabilities	430,463	899,422
Stockholders' Equity (Deficit)
Common Stock, Authorized 1,000,000,000 Shares, $0.001 Par Value, 1,000,000,000 and 101,040,239 Shares Issued and Outstanding, respectively	1,000,000	101,040
Additional Paid in Capital	8,077,881	8,153,919
Retained Deficit	(9,205,439)	(8,985,189)
Total Stockholders' Equity (Deficit)	(127,558)	(730,230)
Total Liabilities and Stockholders' Equity	$302,905	$169,192
The accompanying notes are an integral part of these consolidated financial statements

ActionView International, Inc. Consolidated Statements of Cash Flows (Unaudited)
	For the Nine Months Ended September 30,
	2008	2007

Cash Flows from Operating Activities:
Net Loss	$(220,250)	$11,680
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Stock issued for services	311,379	-
Gain on settlement of debt	-	(292,772)
Settlement costs	213,400	-
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Inventories	-	3,735
Prepaid expense	-	(8,556)
Accounts receivable	126,595	(59,803)
Increase (Decrease) in:
Accounts payable and accrued liabilities	(407,748)	281,189
Net Cash Provided (Used) by Operating Activities	23,376	(64,527)
Cash Flows from Investing Activities:
Proceeds on shares sold, rec'd as break-up fee	197,990	-
Net Cash Provided by Investing Activities	197,990	-
Cash Flows from Financing Activities:
Increase (decrease) in cash overdraft	(40,055)	-
Advances from related parties	-	95,890
Payments to related parties	(191,971)	-
Net Cash from Financing Activities	(232,026)	95,890
Increase (Decrease) in Cash	(10,660)	31,363
Cash and Cash Equivalents at Beginning of Period	20,969	(42,715)
Cash and Cash Equivalents at End of Period	$10,309	$(11,352)
Supplemental information:
Cash paid for interest	$2,899	$2,024
Common stock issued to satisfy accrued salary and debt	$312,115	$659,377
The accompanying notes are an integral part of these consolidated financial statements.

ActionView International, Inc.
Consolidated Statements of Operations (unaudited)
	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,	For the Three Months Ended September 30,	For the Three Months Ended September 30,
	2008	2007	2008	2007
Revenues
Advertising revenue	$40,881	$83,649	$6,596	$61,266
Royalties and other income	9,014	6,712	(160)	1,464
Total Revenues	49,895	90,361	6,436	62,730
Cost of materials	14,707	14,518	7,296	8,021
Gross Profit	35,188	75,843	(860)	54,709

Operating Expenses
Administrative fees	123,076	22,500	48,076	22,500
Finance and interest expense	2,899	100,310	426	6,668
Foreign exchange (gain) loss	(130)	(2,617)	-	(313)
Investor relations	23,543	4,018	3,835	191
Marketing and business promotion	-	28,345	-	1,457
Office and general administration	14,235	30,183	4,456	9,184
Professional fees	80,097	21,298	13,546	3,758
Salaries and management fees	-	210,592	-	57,471
Total Operating Expenses	243,720	414,629	70,339	100,916
Net Operating Loss	(208,532)	(338,786)	(71,199)	(46,207)

Other Income (Expense)
Gain on settlement of debt	3,692	350,466	-	350,466
Settlement costs	(213,400)	-	37,500	-
Other income	197,990	-	-	-
Total Other Income	(11,718)	350,466	37,500	350,466
Net Income (Loss)	$(220,250)	$11,680	$(33,699)	$304,259
Net Income (Loss) Per Share	$(0.001)	$0.0003	$(0.0003)	$0.005
Weighted Average Shares Outstanding	252,747,993	44,928,566	122,192,493	60,663,129

The accompanying notes are an integral part of these consolidated financial statements.

ACTIONVIEW INTERNATIONAL, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

NOTE 1 -BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America and are presented in United States dollars.  They include the accounts of the Company and it subsidiaries: ActionView Advertising Systems, Inc. and 6126421 Canada Ltd.  They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2007, included in the Company’s form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Going concern

These unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2008, the Company had a working capital deficiency of $127,558 and has incurred losses since inception of $9,205,439.  Further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. The continuing operations of the Company and the recoverability of the carrying value of the assets is dependent upon the ability of the Company to obtain necessary financing to fund its working capital requirements, and upon future profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.  There can be no assurance that capital will be available as necessary to meet the Company’s working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company.  The issuances of additional equity securities by the Company may result in dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Management intends to finance operating costs over the next twelve months with loans from related parties, commercial loans and/or private placement of capital stock.

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

NOTE 3 - DUE TO RELATED PARTIES

At September 30, 2008, the Company owed a total of $367,420 to two of the Company’s former directors, and their respective private companies.   The balance owed relates to a combination of accrued but unpaid compensation and cash advanced made to the Company in prior periods.

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

NOTE 4 - COMMON STOCK

During the quarter ended March 31, 2008, the Company issued 79,807,500 shares of common stock registered under Form S-8 in exchange for services previously rendered and having a value of $159,615.  The Company also issued 50,000,000 shares of common stock registered under Form S-8 to related parties in exchange for unpaid salaries valued at $100,000.

On May 1, 2008, the Company agreed to a court-ordered settlement for past due cash advances made by a former director in the amount of $52,500 The former director had previously sold the past due debt to Sequoia International, Inc. who then sought payment and brought an action against the Company in the 12th Circuit Court in Sarasota, Florida. Under the terms of the settlement, the Company issued a total of 748,000,000 shares of common stock during the quarter ended June 30, 2008. The shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended.  As a result of this transaction, the Company recorded settlement costs of $250,900 representing the difference between the amount of debt and the fair value of the securities issued. The Company and Sequoia agreed that the shares would be issued into an escrow account to prevent their immediate resale into the market.  Under the terms of the escrow, Sequoia may not obtain any shares from escrow if the release of such escrow shares would result in Sequoia becoming the beneficial owner of more than 9.9% of the Company’s common stock.  Further, all shares in escrow are voted by the Company’s chairman of the Board of Directors.

During the quarter ended September 30, 2008, the Company issued 21,152,254 shares for services valued at $10,576. These shares were issued under an S-8 registration statement.

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

Results of Operations for nine months ended September 30, 2008

The unaudited financial statements for the nine months ended September 30, 2008 (“2008 period”) are compared below to the unaudited financial statements for the nine months ended September 30, 2007 (“2007 period”) and to some extent to the audited financial statements for the year ended December 31, 2007 (“2007 year”).

Revenues

The Company reported revenues of $49,895 for the 2008 period compared to $90,361 for the 2007 period. These revenues were generated from Company-owned signs placed in Vancouver shopping malls.

Other Income

During the nine months ended September 30, 2008, the Company entered into a definitive agreement to merge with another company.  When the merger failed to consummate as a result of the other party’s unilateral decision to withdraw, the Company was awarded shares in the private company.  When a merger between that company and another public company was eventually concluded, the shares were sold resulting in a gain of $197,990.

Gross Profit

The Company generated gross profit of $35,188 for the 2008 period compared to $75,843 in the 2007 period. This decrease was a direct result of lower ad revenues.

Operating Expenses

The Company reported operating expenses of $243,720 in the 2008 period compared to $414,629 in the 2007 period. The $170,909 net decrease was due to the following:

-	increase in administrative fees to $123,076 from $22,500 due to increase in administrative fees required of a public company.
-

decrease in finance and interest expense to $2,899 from $100,310 due to the write off of all remaining deferred finance charges as part of the operating asset impairment at December 31, 2006 and settlement of the 8% CLX convertible debt with Company stock. The on-going interest expense relates to accrued but unpaid interest on the promissory notes and cash loans from related parties.

-	decrease in salaries and management fees to $0 from $210,592 due to a decrease in management fees.
-	increase in investor relations to $23,543 from $4,018 mainly the result of increased investor communication services and public news releases.
-	a negative impact from a $ 130 loss on gain on foreign exchange transactions compared to a loss of $2,617.
-	decrease in marketing and business promotion to $0 from $28,345 due to a significant reduction in market development activities in the USA.
-	decrease in office and general administration to $14,235 from $30,183 due to emphasis on overhead reductions while awaiting improvements in ad revenues.
-	decrease in professional fees to $80,067 from $210,592 due to increase in professional services required of a public company.

Net Loss

The net loss from operations decreased to $208,532 in the 2008 period from $338,786 in the 2007 period. The net decrease of $130,254 was due to the combination of factors detailed above and summarized below:

-	decreases in four of eight operating expense accounts as follows:
finance and interest expense ($97,411), marketing and business promotion ($28,345), office and general administration ($15,948) and salaries and management fees ($210,592).

-	partially offset by an increase in administrative fees ($100,576), foreign exchange loss ($2,487), investor relations ($19,525) and professional fees ($58,799).

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated $9,205,439 in losses through September 30, 2008, which may be used to reduce taxes in future years through 2028. The Company has yet established revenues to cover its operating costs. The Company has targeted several merger or acquisition candidates that operate in different industries, including trucking, recycling technology and media/advertising.  As of the date of this report, the company is currently in discussions with the targeted companies and has begun its initial due diligence on each.  Management believes it will soon be able to generate revenues sufficient to cover its operating costs resulting from an acquisition or merger. In the event the Company is unable complete a successful acquisition or merger, or in the event that the acquired entity does not sustain cash flow positive operations, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2008 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of September 30, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

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

During the quarter ended September 30, 2008, the Company issued 21,152,254 shares for services valued at $10,576. These shares were issued under an S-8 registration statement.

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

ACTIONVIEW INTERNATIONAL, INC.

Dated: November 14, 2008	By: /s/ Steven Peacock Steven Peacock Chief Executive Officer and President

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

Date: November 14, 2008

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

Date: November 14, 2008

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

1.

the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2008 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2008	/s/ Steven Peacock Steven Peacock Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Steven Peacock, Principal Accounting Officer of ActionView International, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1.

the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2008 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2008	/s/ Steven Peacock Steven Peacock Principal Accounting Officer